Form 10-Q
period 2021-03-31
Corazon Capital V838 Monoceros Corp
filed 2021-05-24
CIK 1844635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40281

Corazon Capital V838 Monoceros Corp
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1580509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

222 West Merchandise Mart Plaza Box #2982 Chicago, IL 60654
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (872) 215-4602
Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-third of one Redeemable Warrant	CRZNU	The NASDAQ Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	CRZN	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one Class A Ordinary Share for $11.50 per share	CRZNW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ☐

As of May 24, 2021, 20,379,900 Class A ordinary shares, par value $0.0001, and 5,094,975 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORAZON CAPITAL V838 MONOCEROS CORP

Quarterly Report on Form 10-Q

For the period from January 29, 2021 (Inception) Through March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CORAZON CAPITAL V838 MONOCEROS CORP

UNAUDITED CONDENSED BALANCE SHEET

MARCH 31, 2021

Assets
Current assets:
Cash	$2,799,152
Prepaid expenses	701,579
Total current assets	3,500,731
Investments held in Trust Account	203,799,275
Total Assets	$207,300,006

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,145,396
Accrued expenses	83,290
Total current liabilities	1,228,686
Deferred underwriting commissions	7,132,965
Derivative warrant liabilities	13,623,760
Total liabilities	21,985,411

Commitments and Contingencies

Class A ordinary shares; 18,031,459 shares subject to possible redemption at $10.00 per share	180,314,590

Shareholders' Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,348,441 shares issued and outstanding (excluding 18,031,459 shares subject to possible redemption)	235
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	5,439,750
Accumulated deficit	(440,555)
Total shareholders' equity	5,000,005
Total Liabilities and Shareholders' Equity	$207,300,006
(1)	This number includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriters partially exercised their over-allotment option and purchased an additional 379,900 Units on March 30, 2021; thus, only 655,025 Founder Shares remains subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 29, 2021 (INCEPTION) THROUGH MARCH 31, 2021

General and administrative expenses	$79,410
Loss from operations	(79,410)

Other income (expense)
Change in fair value of derivative warrant liabilities	66,670
Financing costs - derivative warrant liabilities	(428,090)
Net gain from investments held in Trust Account	275
Net loss	$(440,555)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	17,739,995
Basic and diluted net income per share, Class A ordinary shares	$0.00

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,155,943
Basic and diluted net loss per share, Class B ordinary shares	$(0.09)
(1)	This number excludes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriters partially exercised their over-allotment option and purchased an additional 379,900 Units on March 30, 2021; thus, only 655,025 Founder Shares remains subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 29, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-	Accumulated	Shareholders'
	Shares	Amount	Shares(1)	Amount	in Capital	Deficit	Equity
Balance — January 29, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000

Sale of units in initial public offering, less fair value of public warrants	20,379,900	2,038	—	—	196,733,202	—	196,735,240

Offering costs	—	—	—	—	(11,378,420)	—	(11,378,420)

Sale of units in private placement, less fair value of private warrants	—	—	—	—	373,330	—	373,330

Shares subject to possible redemption	(18,031,459)	(1,803)	—	—	(180,312,787)	—	(180,314,590)

Net loss	—	—	—	—	—	(440,555)	(440,555)

Balance — March 31, 2021 (unaudited)	2,348,441	$235	5,750,000	$575	$5,439,750	$(440,555)	$5,000,005
(1)	This number includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriters partially exercised their over-allotment option and purchased an additional 379,900 Units on March 30, 2021; thus, only 655,025 Founder Shares remains subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 29, 2021 (INCEPTION) THROUGH MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(440,555)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Change in fair value of derivative warrant liabilities	(66,670)
Financing costs - derivative warrant liabilities	428,090
Net gain from investments held in Trust Account	(275)
Changes in operating assets and liabilities:
Prepaid expenses	(701,579)
Accounts payable	715,899
Accrued expenses	13,290
Net cash used in operating activities	(26,800)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(203,799,000)
Net cash used in investing activities	(203,799,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(86,768)
Proceeds received from initial public offering, gross	203,799,000
Proceeds received from private placement	7,000,000
Offering costs paid	(4,087,280)
Net cash provided by financing activities	206,624,952

Net increase in cash	2,799,152
Cash - beginning of the period	—
Cash - ending of the period	$2,799,152

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$429,497
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$86,768
Deferred underwriting commissions	$7,132,965
Initial value of Class A ordinary shares subject to possible redemption	$176,817,020
Change in initial value of Class A ordinary shares subject to possible redemption	$3,497,570

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Corazon Capital V838 Monoceros Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 29, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of March 31, 2021, the Company had not yet commenced operations. All activity for the period from January 29, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Corazon V838 Monoceros Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 23, 2021. On March 26, 2021, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million (see Note 3), and incurring offering costs of approximately $11.6 million, of which $7.0 million was for deferred underwriting commissions (see Note 6). The Company granted the underwriter a 45-day option to purchase up to an additional 3,000,000 Units at the Initial Public Offering price to cover over-allotments, if any. On March 29, 2021, the underwriters sent a notice to partially exercise the over-allotment option, and on March 31, 2021 purchased an additional 379,900 Units, generating gross proceeds of approximately $3.8 million (the “Over-Allotment”). The Company incurred additional offering costs of approximately $209,000, of which approximately $133,000 was for deferred underwriting fees (see Note 8).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.0 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $200.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).

These Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed, pursuant to the letter agreement entered into with us, to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, executive officers, directors and director nominees agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 26, 2023 (the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less up to $100,000 of interest to pay dissolution expenses).

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $2.8 million in its operating bank account, and working capital of approximately $2.3 million.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $87,000 from the Sponsor pursuant to a Note (defined below, see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note (as defined in Note 5) as of March 29, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of March 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from January 29, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 25, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021, the Company did not have any cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account can be comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The 6,793,300 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 4,666,667 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a binomial / lattice model, which assumes optimal exercise of the Company's redemption option, including the make whole table, at the earliest possible date. Subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants have been estimated using the Black Scholes Option Pricing Model at each measurement date.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 18,031,459 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,459,967 shares of the Company’s ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s statement of operations includes a presentation of income (loss) per common share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per ordinary share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable ordinary shares include Founder Shares and non-redeemable shares of Class A ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

For the period from
January 29, 2021
(Inception) Through
March 31, 2021
Class A Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Income from investments held in Trust Account	$243
Less: Company's portion available to be withdrawn to pay taxes	—
Net income attributable	$243
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	17,739,995
Basic and diluted net income per share	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(440,555)
Net income allocable to Class A ordinary shares subject to possible redemption	(243)
Non-redeemable net loss	$(440,798)
Denominator: weighted average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	5,155,943
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.09)

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Initial Public Offering

On March 26, 2021, the Company consummated its Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.6 million, of which $7.0 million was for deferred underwriting commissions. On March 29, 2021, the underwriters sent a notice to partially exercise the over-allotment option, and on March 31, 2021 purchased an additional 379,900 Units, generating gross proceeds of approximately $3.8 million. The Company incurred additional offering costs of approximately $209,000, of which approximately $133,000 was for deferred underwriting fees.

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 4—Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,666,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.0 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 5—Related Party Transactions

Founder Shares

On February 2, 2021, the initial shareholders paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares (the "Founder Shares"). The initial shareholders agreed to forfeit up to an aggregate of 750,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the option to purchase additional units is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option and purchased an additional 379,900 Units on March 31, 2021; thus, only 655,025 Founder Shares remain subject to forfeiture.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.

Related Party Loans

On February 2, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company had borrowed approximately $87,000 under the Note and repaid the Note in full on March 29, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative, financial and support services.

In addition, the Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or the Company’s or any of their affiliates.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Commitments and Contingencies

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of this prospectus to purchase up to 3,000,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On March 29, 2021, the underwriters sent a notice to partially exercise the over-allotment option, and on March 31, 2021 purchased an additional 379,900 Units.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $7.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Upon the consummation of the Over-Allotment on March 31, 2021, the underwriters were entitled to an aggregate of approximately $76,000 in fees, paid upon closing and an additional deferred underwriting commission of approximately $133,000.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 7—Derivative Warrant Liabilities

As of March 31, 2021, the Company had 6,793,300 Public Warrants and 4,666,667 Private Warrants outstanding.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares; and
●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holder.

The “fair market value” of Class A ordinary shares for the above purpose shall mean the volume weighted average price of Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8—Shareholders’ Equity

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2021, there were no preference shares issued or outstanding.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2021, there were 2,348,441 Class A ordinary shares issued and outstanding, excluding 18,031,459 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 2, 2021, the Company issued 5,750,000 Class B ordinary shares to the Initial Shareholders. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000  Class B ordinary shares are subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option and purchased an additional 379,900 Units on March 31, 2021; thus, only 655,025 Class B ordinary shares remain subject to forfeiture.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account (1)	$200,000,275	$—	$—
Liabilities:
Derivative warrant liabilities	$—	$—	$13,623,760
(1)	Excluding $3,799,000 in deposit in transit.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period January 29, 2021 (Inception) Through March 31, 2021.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a binomial / lattice model, which assumes optimal exercise of the Company's redemption option, including the make whole table, at the earliest possible date. Subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants have been estimated using the Black Scholes Option Pricing Model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since May 14, 2021. For the period January 29, 2021 (inception) through March 31, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $67,000 presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in the Black Scholes Option Pricing Model and a binomial / lattice model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of implied volatility from comparable publicly-traded warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 26,2021	As of March 31,2021
Volatility	20.0-25.0%	20.0-25.0%
Stock price	$9.64	$9.61
Expected life of the options to convert	5.5	5.5
Risk-free rate	1.00%	1.00%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities as classified in level 3 for the period from January 29, 2021 (Inception) through March 31, 2021 is summarized as follows:

Level 3- Derivative warrant liabilities at January 29, 2021 (inception)	$—
Issuance of derivative warrant liabilities	13,690,430
Change in fair value of derivative warrant liabilities	(66,670)
Level 3 -Derivative warrant liabilities at March 31, 2021	$13,623,760

Note 10—Restatement of March 26, 2021 Balance Sheet Audit

During the course of preparing the quarterly report on Form 10-Q for the three-month period ended March 31, 2021, the Company identified a misstatement in its misapplication of accounting guidance related to the Company’s Warrants in the Company’s previously issued audited balance sheet dated March 26, 2021, filed on Form 8-K on April 1, 2021 (the “Post-IPO Balance Sheet”).

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on March 26, 2021, the Company’s warrants have been accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

The Warrants were reflected as a component of equity in the Post-IPO Balance Sheet as opposed to liabilities on the balance sheet, based on the Company’s application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on March 26, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

The Company concluded that the misstatement was material to the Post-IPO Balance Sheet. The effect of the restatement to the Post-IPO Balance Sheet is as follows:

	As of March 26, 2021
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$203,622,332	$—	$203,622,332
Liabilities and stockholders’ equity
Total current liabilities	$1,245,311	$—	$1,245,311
Deferred underwriting commissions	7,000,000	—	7,000,000
Derivative warrant liabilities	—	13,560,000	13,560,000
Total liabilities	8,245,311	13,560,000	21,805,311
Class A common stock, $0.0001 par value; shares subject to possible redemption	190,377,020	(13,560,000)	176,817,020
Stockholders’ equity
Preferred stock- $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	96	136	232
Class B common stock - $0.0001 par value	575	—	575
Additional paid-in-capital	5,049,744	420,704	5,470,448
Accumulated deficit	(50,414)	(420,840)	(471,254)
Total stockholders’ equity	5,000,001	—	5,000,001
Total liabilities and stockholders’ equity	$203,622,332	$—	$203,622,332

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 11—Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the balance sheet was available for issuance. Based upon this review, except as noted above (Note 10), the Company did not identify any subsequent events other than noted below that would have required adjustment or disclosure in the financial statements.

On May 7, 2021, the underwriters over-allotment option expired after having been partially exercised. As a result, the Sponsor forfeited to the Company for no consideration 655,025 Class B Ordinary Shares.

On May 14, 2021, holders of the Company’s Units became able to elect to separately trade the Class A ordinary shares and warrants included in the Units. Any Units not separated will continue to trade on the Nasdaq Capital Market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Corazon Capital V838 Monoceros Corp The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on January 29, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”), that we have not yet identified. We will not be limited to a particular industry or geographic region in our identification and acquisition of a target company.

Our sponsor is Corazon V838 Monoceros Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on March 23, 2021. On March 26, 2021, we consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.6 million, of which $7.0 million was for deferred underwriting commissions. We granted the underwriter a 45-day option to purchase up to an additional 3,000,000 Units at the Initial Public Offering price to cover over-allotments, if any. On March 29, 2021, the underwriters sent a notice to partially exercise the over-allotment option, and on March 31, 2021 purchased an additional 379,900 Units, generating gross proceeds of approximately $3.8 million (the “Over-Allotment”). We incurred additional offering costs of approximately $209,000, of which approximately $133,000 was for deferred underwriting fees.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.0 million.

Upon the closing of the Initial Public Offering and the Private Placement, $200.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of our Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time we sign a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 26, 2023 (the “Combination Period”), we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of March 31, 2021, we had $2.8 million in our operating bank account, and working capital of approximately $2.3 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $87,000 from our Sponsor pursuant to a Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note as of March 29, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Results of Operations

Our entire activity from January 29, 2021 (inception) through March 31, 2021, was in preparation for the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination.

For the period from January 29, 2021 (Inception) through March 31, 2021, we had a net loss of approximately $441,000, which consisted of approximately $79,000 in general and administrative expenses, approximately $428,000 in financing costs – derivative warrant liabilities, offset by approximately $67,000 in change in fair value of derivative warrant liabilities, and $275 in net gain from investments held in Trust Account.

Contractual Obligations

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of this prospectus to purchase up to 3,000,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On March 29, 2021, the underwriters sent a notice to partially exercise the over-allotment option, and on March 31, 2021 purchased an additional 379,900 Units.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $7.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Upon the consummation of the Over-Allotment on March 31, 2021, the underwriters were entitled to an aggregate of approximately $76,000 in fees, paid upon closing and an additional deferred underwriting commission of approximately $133,000.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 18,031,459 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,459,967 shares of the Company’s ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Our statement of operations includes a presentation of income (loss) per ordinary share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per common share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares include Founder Shares and non-redeemable shares of Class A ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants and public warrants as equity (for a full description of our private placement warrants and public warrants, refer to the registration statement on Amendment No.1 to Form S-1 (File No. 333- 253054), filed in connection with the Company’s initial public offering, declared effective by the SEC on March 26, 2021).

After considering the SEC Statement, we concluded that there were misstatements in the March 26, 2021 audited closing balance sheet we filed with the SEC on Form 8-K on April 1, 2021. Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, we concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should have been recognized as expense as incurred.

We have corrected the accounting for the warrants in this Quarterly Report on Form 10-Q. The effect of the restatement on specific line has been discussed in the Notes to unaudited condensed Financial Statements.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act and determined that, due solely to the material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management is implementing remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we are expanding and improving our review process for complex securities and related accounting standards.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our previously filed financial statements described above had not yet been identified. In light of the restatement of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 25, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 6,793,300 Public Warrants and 4,666,667 Private Placement Warrants, and determined that the Warrants should be reclassified as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, "Derivatives and Hedging —Contracts on an Entity's Own Equity", provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following issuance of the SEC Staff Statement on April 12, 2021, and after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited balance sheet as of March 26, 2021 to account for the warrants as liabilities measured at fair value, rather than equity securities (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.”  As a result of these events, which led to the Restatement, we have identified a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Management is implementing remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we are expanding and improving our review process for complex securities and related accounting standards. We continue to evaluate steps to remediate the material weakness. If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the price of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On February 2, 2021, our Sponsor paid an aggregate of $25,000 for certain of our expenses in exchange for issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). Our Sponsor agreed to forfeit up to an aggregate of 750,000 Founder Shares to the extent that the option to purchase additional Units is not exercised in full by the underwriters or is reduced, so that the Founder Shares will represent 20% of our issued and outstanding shares after the Initial Public Offering. On March 31, 2021, the underwriters partially exercised the over-allotment option to purchase as additional 379,900 Units, leaving an aggregate of 655,025 Class B ordinary shares still subject to forfeiture. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On March 26, 2021 our Sponsor purchased 4,666,667 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7.0 million, in a private placement that closed simultaneously with the closing of the Initial Public Offering. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On March 26, 2021, we consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million.  The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On March 31, 2021 the underwriters partially exercised their overallotment option to purchase an additional 379,900 units, at $10.00 per Unit, generating gross proceeds of $3,799,000.

In connection with the Initial Public Offering, we incurred offering costs of approximately $11.6 million, inclusive of approximately $7.1 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $203,799,000  of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

1.1	Underwriting Agreement between the Company and Citigroup Global Markets Inc.[1]

3.1	Memorandum and Articles of Association.[2]

3.2	Amended and Restated Memorandum and Articles of Association[1]

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company[1]

10.1	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors[1]

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company[1]

10.3	Registration and Shareholder Rights Agreement between the Company and the Sponsor[1]

10.4	Private Placement Warrants Purchase Agreement between the Company and the Sponsor[1]

10.5	Administrative Services Agreement between the Company and the Sponsor[1]

10.6	Promissory Note, dated as of February 2, 2021, between the Registrant and the Sponsor.[2]

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

**These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

1. Previously filed as an exhibit to our current report on Form 8-K filed on March 26, 2021 and incorporated by reference herein.

2. Previously filed as an exhibit to our Registration Statement on Form S-1 filed on March 11, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of May, 2021.

CORAZON CAPITAL V838 MONOCEROS CORP

By:	/s/ Sam Yagan
Name:	Sam Yagan
Title:	Chief Executive Officer (Principal Executive Officer)