Form 10-Q
period 2021-06-30
Corazon Capital V838 Monoceros Corp
filed 2021-08-16
CIK 1844635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

222 West Merchandise Mart Plaza Box #2982, Chicago, IL 60654
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 13, 2021, 20,379,900 Class A ordinary shares, par value $0.0001, and 5,094,975 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORAZON CAPITAL V838 MONOCEROS CORP

Quarterly Report on Form 10-Q

For the period from January 29, 2021 (Inception) Through June 30, 2021

		Page No.

PART I. FINANCIAL INFORMATION		1

Item 1.	Unaudited Financial Statements	1

	Unaudited Condensed Balance Sheet as of June 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from January 29, 2021 (Inception) Through June 30, 2021	2

	Unaudited Condensed Statement of Changes in Shareholders’ Equity for the three months ended June 30, 2021 and for the period from January 29, 2021 (Inception) Through June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from January 29, 2021 (Inception) Through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

PART III. SIGNATURES		28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CORAZON CAPITAL V838 MONOCEROS CORP

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2021

Assets
Current assets:
Cash	$1,573,553
Prepaid expenses	607,726
Total current assets	2,181,279
Investments held in Trust Account	203,806,605
Total Assets	$205,987,884

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,500
Accrued expenses	165,285
Total current liabilities	171,785
Deferred underwriting commissions	7,132,965
Derivative warrant liabilities	13,695,830
Total liabilities	21,000,580

Commitments and Contingencies

Class A ordinary shares; 17,998,730 shares subject to possible redemption at $10.00 per share	179,987,300

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,381,170 shares issued and outstanding (excluding 17,998,730 shares subject to possible redemption)	238
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,094,975 shares issued and outstanding	509
Additional paid-in capital	5,767,103
Accumulated deficit	(767,846)
Total shareholders’ equity	5,000,004
Total Liabilities and Shareholders’ Equity	$205,987,884

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For The
		Period From
		January 29,
		2021
	For The	(Inception)
	Three Months Ended	Through
	June 30,	June 30,
	2021	2021
General and administrative expenses	$232,551	$311,961
Administrative expenses - related party	30,000	30,000
Loss from operations	(262,551)	(341,961)

Other income (expense)
Change in fair value of derivative warrant liabilities	(72,070)	(5,400)
Financing costs - derivative warrant liabilities	—	(428,090)
Net gain from investments held in Trust Account	7,330	7,605
Net loss	$(327,291)	$(767,846)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	18,031,099	18,013,093
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Basic and diluted weighted average shares outstanding of Class B ordinary shares	7,443,776	6,306,180
Basic and diluted net loss per share, Class B ordinary shares	$(0.04)	$(0.12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD JANUARY 29, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares(1)	Amount	in Capital	Deficit	Equity
Balance — January 29, 2021 Inception	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Sale of units in initial public offering, less fair value of public warrants	20,379,900	2,038	—	—	196,733,202	—	196,735,240
Offering costs	—	—	—	—	(11,378,420)	—	(11,378,420)
Sale of units in private placement, less fair value of private warrants	—	—	—	—	373,330	—	373,330
Shares subject to possible redemption	(18,031,459)	(1,803)	—	—	(180,312,787)	—	(180,314,590)
Net loss	—	—	—	—	—	(440,555)	(440,555)
Balance — March 31, 2021 (unaudited)	2,348,441	$235	5,750,000	$575	$5,439,750	$(440,555)	$5,000,005
Forfeiture of Class B ordinary shares (1)	—	—	(655,025)	(66)	66	—	—
Shares subject to possible redemption	32,729	3	—	—	327,287	—	327,290
Net loss	—	—	—	—	—	(327,291)	(327,291)
Balance — June 30, 2021 (unaudited)	2,381,170	$238	5,094,975	$509	$5,767,103	$(767,846)	$5,000,004
(1)	The 5,750,000 Class B shares includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriters partially exercised their over-allotment option and purchased an additional 379,900 Units on March 30, 2021; thus, only 655,025 Class B ordinary shares remained subject to forfeiture on March 31, 2021. On May 7, 2021, the underwriters over-allotment option expired after having been partially exercised. As a result, the Sponsor forfeited to the Company for no consideration 655,025 Class B ordinary shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 29, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(767,846)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Change in fair value of derivative warrant liabilities	5,400
Financing costs - derivative warrant liabilities	428,090
Net gain from investments held in Trust Account	(7,605)
Changes in operating assets and liabilities:
Prepaid expenses	(607,726)
Accounts payable	6,500
Accrued expenses	95,285
Net cash used in operating activities	(822,902)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(203,799,000)
Net cash used in investing activities	(203,799,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(86,768)
Proceeds received from initial public offering, gross	203,799,000
Proceeds received from private placement	7,000,000
Offering costs paid	(4,516,777)
Net cash provided by financing activities	206,195,455

Net increase in cash	1,573,553
Cash - beginning of the period	—
Cash - end of the period	$1,573,553

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$86,768
Deferred underwriting commissions	$7,132,965
Forfeiture of Class B ordinary shares	$66
Initial value of Class A ordinary shares subject to possible redemption	$176,817,020
Change in initial value of Class A ordinary shares subject to possible redemption	$3,170,280

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

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from January 29, 2021 (Inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

These Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed, pursuant to the letter agreement entered into with us, to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On May 14, 2021, holders of the Company’s Units became able to elect to separately trade the Class A ordinary shares and warrants included in the Units. Any Units not separated will continue to trade on the Nasdaq Capital Market.

Liquidity and Capital Resources

As of June 30, 2021, the Company had $1.6 million in its operating bank account and working capital of approximately $2.0 million.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $87,000 from the Sponsor pursuant to a Note (defined below, see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note (as defined in Note 5) as of March 29, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of June 30, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended June 30, 2021 and for the period from January 29, 2021 (Inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited condensed financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 25, 2021.

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

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021, the Company did not have any cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of June 30, 2021, the carrying values of cash, prepaid expenses, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a binomial / lattice model, which assumes optimal exercise of the Company's redemption option, including the make whole table, at the earliest possible date. Subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants have been estimated using the Black Scholes Option Pricing Model at each measurement date.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 17,998,730 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,459,967 shares of the Company’s ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares include Founder Shares and non-redeemable Class A ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

		For The Period From
		January 29, 2021
	For The Three Months	(Inception) Through
	Ended June 30,2021	June 30, 2021
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Income from investments held in Trust Account	$6,474	$6,717
Less: Company’s portion available to be withdrawn to pay taxes	—	—
Net income attributable	$6,474	$6,717
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	18,031,099	18,013,093
Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(327,291)	$(767,846)
Net income allocable to Class A ordinary shares subject to possible redemption	(6,474)	(6,717)
Non-redeemable net loss	$(333,765)	$(774,563)
Denominator: weighted average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	7,443,776	6,306,180
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.04)	$(0.12)

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 29, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 5—Related Party Transactions

Founder Shares

On February 2, 2021, the initial shareholders paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). The initial shareholders agreed to forfeit up to an aggregate of 750,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the option to purchase additional units is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option and purchased an additional 379,900 Units on March 31, 2021; thus, only 655,025 Founder Shares remained subject to forfeiture. On May 7, 2021, the underwriters over-allotment option expired after having been partially exercised. As a result, the Sponsor forfeited to the Company for no consideration 655,025 Founder Shares.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative, financial and support services. The Company incurred $30,000 in expenses for these services, which is included in administrative expenses – related party in the accompanying unaudited condensed statements of operations for the three months ended June 30, 2021 and for the period from January 29, 2021 (inception) through June 30, 2021.

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

Note 6—Commitments and Contingencies

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the effective date of the Initial Public Offering to purchase up to 3,000,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On March 29, 2021, the underwriters sent a notice to partially exercise the over-allotment option, and on March 31, 2021 purchased an additional 379,900 Units.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Derivative Warrant Liabilities

As of June 30, 2021, the Company had 6,793,300 Public Warrants and 4,666,667 Private Warrants outstanding.

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

Note 8—Shareholders’ Equity

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 2,381,170 Class A ordinary shares issued and outstanding, excluding 17,998,730 Class A ordinary shares subject to possible redemption.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 2, 2021, the Company issued 5,750,000 Class B ordinary shares to the Initial Shareholders. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 Class B ordinary shares were subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option and purchased an additional 379,900 Units on March 31, 2021; thus, only 655,025 Class B ordinary shares remained subject to forfeiture. On May 7, 2021, the underwriters over-allotment option expired after having been partially exercised. As a result, the Sponsor forfeited to the Company for no consideration 655,025 Class B ordinary shares.

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$203,806,605	$—	$—
Liabilities:
Derivative warrant liabilities -Public	$6,929,170	$—	—
Derivative warrant liabilities - Private	$—	$—	$6,766,660

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants of approximately $6.9 million transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from January 29, 2021 (Inception) through June 30, 2021, as the Public Warrants were separately listed and traded during the period.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a binomial / lattice model, which assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

possible date. Subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants have been estimated using the Black Scholes Option Pricing Model at each measurement date. For the period January 29, 2021 (Inception) through June 30, 2021, the Company incurred a non-operating loss resulting from an increase in the fair value of derivative warrant liabilities of approximately $5,400, which is presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in the Black Scholes Option Pricing Model and a binomial / lattice model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of implied volatility from comparable publicly-traded warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 26,2021	As of June 30,2021
Volatility	20.0%	25.0%
Stock price	$9.64	$9.70
Expected life of the options to convert	5.5	5.5
Risk-free rate	1.00%	1.00%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities as classified in Level 3 for the period from January 29, 2021 (Inception) through June 30, 2021 is summarized as follows:

Level 3- Derivative warrant liabilities at January 29, 2021 (Inception)	$—
Issuance of derivative warrant liabilities	13,690,430
Change in fair value of derivative warrant liabilities	(66,670)
Level 3 -Derivative warrant liabilities at March 31, 2021	$13,623,760
Change in fair value of derivative warrant liabilities	72,070
Transfer of Public Warrants out of Level 3	(6,929,170)
Level 3 -Derivative warrant liabilities at June 30, 2021	$6,766,660

Note 10—Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed financial statements were available for issuance. Based upon this review, the Company did not identify any subsequent events other than noted below that would have required adjustment or disclosure in the audited condensed financial statements.

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

Liquidity and Capital Resources

As of June 30, 2021, we had $1.6 million in our operating bank account, and working capital of approximately $2.0 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $87,000 from our Sponsor pursuant to a Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note as of March 29, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Results of Operations

Our entire activity from January 29, 2021 (Inception) through June 30, 2021, was in preparation for the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination.

For the three months ended June 30, 2021, we had a net loss of approximately $327,000, which consisted of approximately $233,000 in general and administrative expenses, $30,000 in administrative expenses – related party, a non-operating loss of approximately $72,000 for change in fair value of derivative warrant liabilities, offset by approximately $7,000 in net gain from investments held in Trust Account.

For the period from January 29, 2021 (Inception) through June 30, 2021, we had a net loss of approximately $768,000, which consisted of approximately $312,000 in general and administrative expenses, $30,000 in

Administrative expenses – related party , a non-operating loss of approximately $5,000 for change in fair value of derivative warrant liabilities approximately, approximately $428,000 in financing costs - derivative warrant liabilities, offset by $8,000 in net gain from investments held in Trust Account.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a binomial / lattice model, which assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. Subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants have been estimated using the Black Scholes Option Pricing Model at each measurement date.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 17,998,730 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,459,967 shares of our ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Our unaudited condensed statements of operations include a presentation of income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares include Founder Shares and non-redeemable Class A ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

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

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

After considering the SEC Statement, we concluded that there were misstatements in the March 26, 2021 audited closing balance sheet we filed with the SEC on Form 8-K on April 1, 2021. Based on the guidance in ASC 815-40, we concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date, with changes in fair value recognized in the statement of operations in the period of change. Further, upfront costs and fees related to financial instruments measured at fair value on a recurring basis (our warrant liabilities) should have been expensed as incurred.

We have corrected the accounting for the warrants in the March 31, 2021 Form 10-Q. The effect of the restatement on specific line has been discussed in the Notes to unaudited condensed Financial Statements.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act and determined that, due solely to the material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management is implementing remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we are expanding and improving our review process for complex securities and related accounting standards.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our Public Warrants and Private Placement Warrants, and determined that the Warrants should be reclassified as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of June 30, 2021 contained in the report are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August, 2021.

CORAZON CAPITAL V838 MONOCEROS CORP

By:	/s/ Sam Yagan
Name:	Sam Yagan
Title:	Chief Executive Officer (Principal Executive Officer)