Form 10-Q
period 2021-09-30
Corazon Capital V838 Monoceros Corp
filed 2021-11-17
CIK 1844635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 17, 2021, 20,379,900 Class A ordinary shares, par value $0.0001, and 5,094,975 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORAZON CAPITAL V838 MONOCEROS CORP

Quarterly Report on Form 10-Q

For the period from January 29, 2021 (Inception) Through September 30, 2021

		Page No.

PART I. FINANCIAL INFORMATION		1

Item 1.	Unaudited Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 29, 2021 (Inception) Through September 30, 2021	2

	Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and for the period from January 29, 2021 (Inception) Through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from January 29, 2021 (Inception) Through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION		31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

PART III. SIGNATURES		34

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CORAZON CAPITAL V838 MONOCEROS CORP

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

Assets
Current assets:
Cash	$1,460,555
Prepaid expenses	493,965
Total current assets	1,954,520
Investments held in Trust Account	203,809,227
Total Assets	$205,763,747

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Accrued expenses	$70,850
Total current liabilities	70,850
Deferred underwriting commissions	7,132,965
Derivative warrant liabilities	10,439,140
Total liabilities	17,642,955

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 20,379,900 shares at $10.00 per share	203,799,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,094,975 shares issued and outstanding	509
Additional paid-in capital	—
Accumulated deficit	(15,678,717)
Total shareholders’ deficit	(15,678,208)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$205,763,747

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD JANUARY 29, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	For The	For The Period From
	Three Months Ended	January 29, 2021 (Inception) Through
	September 30,	September 30,
	2021	2021
General and administrative expenses	$95,824	$407,785
Administrative expenses - related party	30,000	60,000
Loss from operations	(125,824)	(467,785)
Other income (expense)
Change in fair value of derivative warrant liabilities	3,256,690	3,251,290
Financing costs - derivative warrant liabilities	—	(428,090)
Net gain from investments held in Trust Account	2,622	10,227
Net income	$3,133,488	$2,365,642

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,379,900	15,974,695
Basic and diluted net income per share, Class A ordinary shares	$0.12	$0.11
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,094,975	5,072,512
Basic and diluted net income per share, Class B ordinary shares	$0.12	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD JANUARY 29, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance — January 29, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Excess cash received over the fair value of the private placement warrants	—	—	—	—	373,330	—	373,330
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(397,755)	(18,044,425)	(18,442,180)
Net loss	—	—	—	—	—	(440,555)	(440,555)
Balance — March 31, 2021 (unaudited) (restated)	—	—	5,750,000	575	—	(18,484,980)	(18,484,405)
Forfeiture of Class B ordinary shares	—	—	(655,025)	(66)	66	—	—
Subsequent measurement of Class A ordinary shares subject to possible redemption against additional paid-in capital	—	—	—	—	(66)	66	—
Net loss	—	—	—	—	—	(327,291)	(327,291)
Balance — June 30, 2021 (unaudited) (restated)	—	—	5,094,975	509	—	(18,812,205)	(18,811,696)
Net income	—	—	—	—	—	3,133,488	3,133,488
Balance — September 30, 2021 (unaudited)	—	$—	5,094,975	$509	$—	$(15,678,717)	$(15,678,208)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 29, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net income	$2,365,642
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Change in fair value of derivative warrant liabilities	(3,251,290)
Financing costs - derivative warrant liabilities	428,090
Net gain from investments held in Trust Account	(10,227)
Changes in operating assets and liabilities:
Prepaid expenses	(493,965)
Accrued expenses	850
Net cash used in operating activities	(935,900)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(203,799,000)
Net cash used in investing activities	(203,799,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(86,768)
Proceeds received from initial public offering, gross	203,799,000
Proceeds received from private placement	7,000,000
Offering costs paid	(4,516,777)
Net cash provided by financing activities	206,195,455

Net increase in cash	1,460,555

Cash - beginning of the period	—
Cash - end of the period	$1,460,555

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$86,768
Deferred underwriting commissions	$7,132,965
Forfeiture of Class B ordinary shares	$66

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from January 29, 2021 (Inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company is unable to complete a Business Combination within  24months from the closing of the Initial Public Offering, or March 26, 2023 (the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of September 30, 2021, the Company had $1.5 million in its operating bank account and working capital of approximately $1.9 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $87,000 from the Sponsor pursuant to a Note (defined below, see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note (as defined in Note 5) as of March 29, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of September 30, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended September 30, 2021 and for the period from January 29, 2021 (Inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited condensed financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 25, 2021.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Restatement to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, the Company restated its previously filed financial statements to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and the Over-Allotment. The Company’s previously filed financial statements that contained the error were reported in the Company’s Form 8-K filed with the SEC on April 1, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”).

The impact of the restatement to the Post-IPO Balance Sheet is an increase to Class A ordinary shares subject to possible redemption of approximately $23.2 million, a decrease to additional paid-in capital of $5.5 million, an increase to the accumulated deficit of $17.7 million, and the reclassification of par value of 2,318,298 Class A ordinary shares from permanent equity to Class A ordinary shares subject to possible redemption.

IPO Balance Sheet - As Revised	As Reported,
As of March 26, 2021	As Restated	Adjustment	As Restated	% Change
Total assets	$203,622,332		$203,622,332
Total liabilities	$21,805,311		$21,805,311
Class A ordinary share subject to redemption	176,817,020	23,182,980	200,000,000	13.1%
Preference shares	—	—	—
Class A ordinary shares	232	(232)	—	(100.0)%
Class B ordinary shares	575	—	575
Additional paid-in captial	5,470,448	(5,470,448)	—	(100.0)%
Accumulated deficit	(471,254)	(17,712,300)	(18,183,554)	3,758.5%
Total shareholders' equity	$5,000,001	$(23,182,980)	$(18,182,979)	(463.7)%
Total Liabilities, Class A ordinary share Subject to Possible Redemption and shareholders' Equity (Deficit)	$203,622,332	$—	$203,622,332

The impact of the restatement on the balance sheets and statements of operations for the Affected Quarterly Periods is presented below.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated	% Change
Total assets	$207,300,006		$207,300,006
Total liabilities	$21,985,411		$21,985,411
Class A ordinary share subject to redemption	180,314,590	23,484,410	203,799,000	13.0%
Preference shares	—	—	—
Class A ordinary shares	235	(235)	—	(100.0)%
Class B ordinary shares	575	—	575
Additional paid-in captial	5,439,750	(5,439,750)	—	(100.0)%
Accumulated deficit	(440,555)	(18,044,425)	(18,484,980)	4,095.8%
Total shareholders' equity	$5,000,005	$(23,484,410)	$(18,484,405)	(469.7)%
Total Liabilities, Class A ordinary share Subject to Possible Redemption and shareholders' Equity (Deficit)	$207,300,006	$—	$207,300,006

The table below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 29, 2021 (inception) through March 31, 2021:

Form 10-Q: for the period from January 29, 2021 (inception) through March 31, 2021
	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(26,800)	$—	$(26,800)
Cash Flows from Investing Activities	$(203,799,000)	$—	$(203,799,000)
Cash Flows from Financing Activities	$206,624,952	$—	$206,624,952
Supplemental Disclosure of Noncash Financing Activities
Offering costs included in accounts payable	$429,497		$429,497
Offering costs included in accrued expenses	$70,000	$—	$70,000
Offering costs paid by related party under promissory note	$86,768	$—	$86,768
Deferred underwriting commissions	$7,132,965	$—	$7,132,965
Initial value of Class A ordinary shares subject to possible redemption	$176,817,020	$(176,817,020)	$—
Change in value of Class A ordinary shares subject to possible redemption	$3,497,570	$(3,497,570)	$—

The table below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Reported	Adjustment	As Restated	% Change
Total assets	$205,987,884		$205,987,884
Total liabilities	$21,000,580		$21,000,580
Class A ordinary share subject to redemption	179,987,300	23,811,700	203,799,000	13.2%
Preference shares	—	—	—
Class A ordinary shares	238	(238)	—	(100.0)%
Class B ordinary shares	509	—	509
Additional paid-in captial	5,767,103	(5,767,103)	—	(100.0)%
Accumulated deficit	(767,846)	(18,044,359)	(18,812,205)	2,350.0%
Total shareholders' equity	$5,000,004	$(23,811,700)	$(18,811,696)	(476.2)%
Total Liabilities, Class A ordinary share Subject to Possible Redemption and shareholders' Equity (Deficit)	$205,987,884	$—	$205,987,884

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 29, 2021 (inception) through June 30, 2021:

Form 10-Q: for the period from January 29, 2021 (inception) through June 30, 2021
	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(822,902)	$—	$(822,902)
Cash Flows from Investing Activities	$(203,799,000)	$—	$(203,799,000)
Cash Flows from Financing Activities	$206,195,455	$—	$206,195,455
Supplemental Disclosure of Noncash Financing Activities
Offering costs included in accrued expenses	$70,000	$—	$70,000
Offering costs paid by related party under promissory note	$86,768	$—	$86,768
Deferred underwriting commissions	$7,132,965	$—	$7,132,965
Initial value of Class A ordinary shares subject to possible redemption	$176,817,020	$(176,817,020)	$—
Change in value of Class A ordinary shares subject to possible redemption	$3,170,280	$(3,170,280)	$—

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	EPS for Class A ordinary share (redeemable)
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - for the period from January 29, 2021 (inception) through March 31, 2021
Net loss	$(440,555)	$—	$(440,555)
Weighted average shares outstanding	17,739,995	(15,664,479)	2,075,516
Basic and diluted earnings per share	$0.00	$(0.06)	$(0.06)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net loss	$(327,291)	$—	$(327,291)
Weighted average shares outstanding	18,031,099	2,348,801	20,379,900
Basic and diluted earnings per share	$0.00	$(0.01)	$(0.01)
Form 10-Q (June 30, 2021) - for the period from January 29, 2021 (inception) through June 30, 2021
Net loss	$(767,846)	$—	$(767,846)
Weighted average shares outstanding	18,013,093	(4,758,390)	13,254,703
Basic and diluted earnings per share	$0.00	$(0.04)	$(0.04)

	EPS for Class B ordinary share (non-redeemable)
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - for the period from January 29, 2021 (inception) through March 31, 2021
Net loss	$(440,555)	$—	$(440,555)
Weighted average shares outstanding	5,155,943	(154,306)	5,001,638
Basic and diluted earnings per share	$(0.09)	$0.03	$(0.06)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net loss	$(327,291)	$—	$(327,291)
Weighted average shares outstanding	7,443,776	(2,348,801)	5,094,975
Basic and diluted earnings per share	$(0.47)	$0.46	$(0.01)
Form 10-Q (June 30, 2021) - for the period from January 29, 2021 (inception) through June 30, 2021
Net loss	$(767,846)	$—	$(767,846)
Weighted average shares outstanding	6,306,180	(1,247,538)	5,058,642
Basic and diluted earnings per share	$(0.05)	$0.01	$(0.04)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, the Company did not have any cash equivalents.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2021, the carrying values of cash, prepaid expenses, and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering and the Over-Allotment.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 20,379,900 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Effective with the closing of the Initial Public Offering and the Over-Allotment, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since Inception.

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

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period. The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering, the Over-Allotment and the Private Placement Warrants to purchase an aggregate of 11,459,967 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

			For the Period From
			January 29, 2021
	For the Three Months		(Inception) Through
	Ended September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	2,506,790	626,698	1,795,507	570,135

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,379,900	5,094,975	15,974,695	5,072,512

Basic and diluted net income per ordinary share	$0.12	$0.12	$0.11	$0.11

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

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

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

Note 5—Related Party Transactions

Founder Shares

On February 2, 2021, the initial shareholders paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). The initial shareholders agreed to forfeit up to an aggregate of 750,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the option to purchase additional units is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option and purchased an additional 379,900 Units on March 31, 2021; thus, only 655,025 Founder Shares remained subject to forfeiture. On May 7, 2021, the underwriters’ over-allotment option expired after having been partially exercised. As a result, the Sponsor forfeited to the Company for no consideration 655,025 Founder Shares.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative, financial and support services. The Company incurred $30,000 and $60,000 in expenses for these services, which is included in administrative expenses – related party in the accompanying unaudited condensed statements of operations for the three months ended September 30, 2021 and for the period from January 29, 2021 (Inception) through September 30, 2021, respectively.

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

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 20,379,900 Class A ordinary shares outstanding, all of which were subject to possible redemption and classified outside of permanent equity in the condensed balance sheet.

Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$203,799,000
Less:
Proceeds allocated to public warrants	(7,063,760)
Class A ordinary share issuance costs	(11,378,420)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	18,442,180
Class A ordinary share subject to possible redemption	$203,799,000

Note 8—Derivative Warrant Liabilities

As of September 30, 2021, the Company had 6,793,300 Public Warrants and 4,666,667 Private Placement Warrants outstanding.

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

Note 9—Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 20,379,900 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and therefore classified as temporary equity (see Note 7).

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 2, 2021, the Company issued 5,750,000 Class B ordinary shares to the Initial Shareholders. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 Class B ordinary shares were subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option and purchased an additional 379,900 Units on March 31, 2021; thus, only 655,025 Class B ordinary shares remained subject to forfeiture. On May 7, 2021, the underwriters’ over-allotment option expired after having been partially exercised. As a result, the Sponsor forfeited to the Company for no consideration 655,025 Class B ordinary shares.

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

Note 10—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$203,809,227	$—	$—
Liabilities:
Derivative warrant liabilities -Public	$5,259,140	$—	—
Derivative warrant liabilities - Private	$—	$—	$5,180,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants of approximately $6.9 million transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from January 29, 2021 (Inception) through September 30, 2021, as the Public Warrants were separately listed and traded during the period.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a binomial / lattice model, which assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. Subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants have been estimated using the Black Scholes Option Pricing Model at each measurement date. For the period January 29, 2021 (Inception) through September 30, 2021, the Company incurred a non-operating income resulting from a decrease in the fair value of derivative warrant liabilities of approximately $3.3 million, which is presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 26,2021	As of September 30,2021
Volatility	20.0%	25.0%
Stock price	$9.64	$9.73
Expected life of the options to convert	5.5	5.5
Risk-free rate	1.00%	1.10%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities as classified in Level 3 for the period from January 29, 2021 (Inception) through September 30, 2021 is summarized as follows:

Level 3- Derivative warrant liabilities at January 29, 2021 (Inception)	$—
Issuance of derivative warrant liabilities	13,690,430
Change in fair value of derivative warrant liabilities	(66,670)
Level 3 -Derivative warrant liabilities at March 31, 2021	13,623,760
Change in fair value of derivative warrant liabilities	72,070
Transfer of Public Warrants out of Level 3	(6,929,170)
Level 3 -Derivative warrant liabilities at June 30, 2021	6,766,660
Change in fair value of derivative warrant liabilities	(1,586,660)
Level 3 -Derivative warrant liabilities at September 30, 2021	$5,180,000

Note 11—Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed financial statements were available for issuance. Based upon this review, the Company did not identify any subsequent events other than noted below that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Liquidity and Capital Resources

As of September 30, 2021, we had $1.5 million in our operating bank account and working capital of approximately $1.9 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $87,000 from our Sponsor pursuant to a Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note as of March 29, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Results of Operations

Our entire activity from January 29, 2021 (Inception) through September 30, 2021, was in preparation for the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $3.1 million, which consisted of non-operating income of approximately $3.3 million for the change in fair value of derivative warrant liabilities and approximately $3,000 in net gain from investments held in Trust Account, partially offset by approximately $96,000 in general and administrative expenses and $30,000 in administrative expenses – related party.

For the period from January 29, 2021 (Inception) through September 30, 2021, we had net income of approximately $2.4 million, which consisted of non-operating income of approximately $3.3 million for the change in fair value of derivative warrant liabilities and approximately $10,000 in net gain from investments held in Trust Account, partially offset by approximately $408,000 in general and administrative expenses, $60,000 in administrative expenses – related party and approximately $428,000 in financing costs for derivative warrant liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 20,379,900 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.

Effective with the closing of the Initial Public Offering and the Over-allotment, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering, the Over-allotment and the Private Placement Warrants to purchase an aggregate of 11,459,967 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. We have considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 26, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

As a result, included on our balance sheet as of September 30, 2021 contained in the report are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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

Additionally, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued Restated Balance Sheet and unaudited interim financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, filed with the SEC on May 28, 2021 and August 16, 2021, respectively. As part of such process, we identified an additional material weakness in our internal control over financial reporting.

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

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of November, 2021.

CORAZON CAPITAL V838 MONOCEROS CORP

By:	/s/ Sam Yagan
Name:	Sam Yagan
Title:	Chief Executive Officer (Principal Executive Officer)