Form 10-K
period 2021-12-31
Corazon Capital V838 Monoceros Corp
filed 2022-03-30
CIK 1844635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from January 29, 2021 through December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

CORAZON CAPITAL V838 MONOCEROS CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40281	98-1580509
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

222 West Merchandise Mart Plaza,Box #2982 Chicago, IL 60654	60654
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 535-6282

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	CRZNU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	CRZN	The Nasdaq Stock Market LLC
Warrants included as part of the Units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CRZNW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant’s units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant, began trading on The Nasdaq Capital Market on May 14, 2021.

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $197,685,030 (based on the closing sales price of the ordinary shares on June 30, 2021 of $9.70)

As of March 21, 2022, 20,379,900 Class A ordinary shares, and 5,094,975 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”) , were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association that the company adopted prior to the consummation of the initial public offering;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“initial shareholders” are to all of our shareholders immediately prior to the date of this report, including all of our officers and directors to the extent they hold ordinary shares;
●	“management” or our “management team” are to our executive officers and directors;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and that may be issued upon conversion of working capital loans, if any;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“sponsor” are to Corazon V838 Monoceros Sponsor LLC, a Delaware limited liability company;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent that they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and
●	“we,” “us,” “our,” “company” or “our company” are to Corazon Capital V838 Monoceros Corp, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurances that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team may not be indicative of future performance of an investment in us.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed, pursuant to the letter agreement entered into with us, to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our sponsor after the consummation of our initial public offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	If we seek shareholder approval of our initial business combination, our sponsor, executive officers, directors or their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of this the IPO, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.
●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.
●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
●If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

v

PART I

Item 1.  Business

Our Company

We are a blank check company incorporated as a Cayman Islands exempted company, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or similar business combination with one or more businesses. In this Report, we refer to such business combination as our initial business combination. While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus our pursuit in areas where we possess deep investing experience and operating expertise. We will look for opportunities with certain business attributes or in certain categories, including, but not limited to, businesses with consumer-facing technology, subscription or recurring revenue models, marketplaces and networks, or that operate in sectors such as education, social media and dating, and ecommerce.

Business Strategy

Our sponsor group comprises Corazon Capital, a Chicago-based venture capital firm, (“Corazon” or the “Firm”) and its principals, who possess a rare blend of operating expertise, investing experience, and demonstrated M&A execution across business lifecycle stages in both private and public markets. Corazon’s principals began their collaboration in 2011 and have collectively founded six companies, served as CEO of seven companies, and led those companies through four exits, including one IPO. They have collectively deployed over $1 billion in control investments and M&A transactions and held over thirty seats on private and public boards. Corazon’s scope reflects its principals’ vast operating expertise and investing experience. The Firm has managed several investment strategies, including four traditional venture funds, two funds of funds, and two cryptocurrency special purpose vehicles. Through the Firm and individually, Corazon’s principals have invested across a broad spectrum of early, growth, and late-stage companies and believe a SPAC formation represents a natural expansion for Corazon Capital.

Corazon’s principals, Sam Yagan, Steve Farsht, and Phil Schwarz (our CEO, CFO, and CSO, respectively), have accomplished track records as operators and investors.

Mr. Yagan co-founded and served as the CEO of SparkNotes (acquired by Barnes & Noble), MetaMachine, Inc, and OkCupid(acquired by InterActiveCorp (“IAC”) / Match Group). Within two years of joining IAC, Mr. Yagan assumed the role of Match Group CEO, driving its growth through both acquisition and organic growth, including the incubation of Tinder, through its IPO. In 2016, Mr. Yagan joined ShopRunner as its CEO, leading it through a strategic transformation and to its recent acquisition by FedEx Corporation.

As a General Partner at Norwest Equity Partners (NEP), a leading middle-market investment firm with almost $3 billion in AUM at the time, Mr. Farsht participated in the firm’s growth over a decade from five to twenty-five investment professionals. Building on his investing background, Mr. Farsht has also had several operating roles, including CEO of DCM Services (an NEP portfolio company), COO of Tap.me (a mobile in-game advertising platform), and co-head of Techstars Chicago (formerly known as Excelerate Labs).

Mr. Schwarz began his investing career as an Associate Director at UBS Investment Bank before serving as Executive Director of Venture Investments, Corporate Development, and Strategy at Kaplan, where he co-managed Kaplan Ventures and co-founded the Kaplan EdTech Accelerator in partnership with Techstars. In 2014, Mr. Schwarz joined Mr. Yagan at Match Group, first as Head of Growth Initiatives and then as Tinder’s Chief Marketing Officer, where he oversaw global marketing, brand strategy, and member retention during a period of explosive growth.

Mr. Yagan and Mr. Farsht started working together at Excelerate Labs (now Techstars Chicago) in 2011, before co-leading it in 2013, a partnership they strengthened later that year when they co-founded Corazon Capital. Mr. Schwarz and Mr. Yagan have worked together since 2014, when Mr. Yagan hired Mr. Schwarz at Match Group; the three have worked together at Corazon Capital since 2016.

Throughout these decades of experience as founders, investors, operators, and executives, our team has developed an exceptionally deep and broad network. These relationships include our positions as LPs at over a dozen leading and emerging venture capital firms and our own LP base, which includes institutional investors, influential high net worth families, and accomplished entrepreneurs. Mr. Yagan has a strong reputation among public company investors from his time at IAC and Match Group. Mr. Yagan, through both Match Group’s IPO and ShopRunner’s recent exit, and Mr. Schwarz, through his experience in investment banking at UBS and corporate development at Kaplan, maintain strong relationships with investment banks, as well. Collectively, our deep, long-standing relationships with founders, investors, operators, and executives in and around our target industries will amplify our ability to source targets, conduct diligence, execute our initial business combination, and help drive continued growth and public market enthusiasm thereafter.

We have thought deeply about the value we would bring to a potential business combination target, beyond our general experience as investors, expertise as operators, and strong network. Our attention to culture and environmental, social, and governance (“ESG”) factors and our ability to help drive both organic and inorganic growth will make us attractive to potential targets and differentiate us from other potential acquirers.

First, we value the importance of culture, philosophical leadership alignment, and collaborative mentorship in the boardroom. Under Sam’s leadership, ShopRunner earned recognition as a “best place to work” in Chicago and for its leadership on diversity, equity, and inclusion initiatives. As investors and board members, our management team has developed extraordinary, trusted relationships with CEOs of high-growth, pre-public technology companies, who have perspectives similar to the leaders of our likely potential business combination targets.

Second, we have successfully grown businesses organically through a variety of strategies. At SparkNotes, we executed a strategy of content creation and business model innovation (ad-supported publishing) to wrest market leadership from the long-time category leader. At OkCupid, we executed a strategy of content marketing (our OkTrends blog) and business model innovation (freemium) to earn recognition as one of the most relevant dating brands in America. At Match, we executed a strategy of brand evolution and product transformation to move from a desktop and web-based business to a mobile and app-based business. At Tinder, we created an industry-defining, global brand and reimagined OkCupid’s freemium business model innovations to create tens of billions of dollars in market value. On our boards and in service to our portfolio CEOs, we have rolled up our sleeves to help transform business models, enhance distribution channels, create new pricing strategies, navigate the pandemic, and optimize cap tables and balance sheets, all in the name of supporting management and driving growth.

Third, we have deep expertise in using inorganic strategies to drive growth. At Match Group, we acquired the market-leading dating businesses in Japan, Germany, Canada, and Europe to expand our core dating vertical as well as The Princeton Review to expand into an adjacent vertical. At ShopRunner, we made two acquisitions, including one that we repurposed from a consumer-facing business to a business-to-business platform, generating meaningful enterprise value. During Mr. Farsht’s nine-year tenure at Norwest Equity Partners, his platform companies completed nine add-on acquisitions to achieve strategic objectives and financial growth. At Kaplan, Mr. Schwarz executed multiple acquisitions to provide entrance into new markets and to bolster Kaplan’s technology offerings.

Fourth, we value having a positive impact on the world. We plan to use ESG screens in the selection of any potential business combination target and we will integrate ESG factors into our investment analysis and decision-making processes. Given our digital focus, we expect the social and governance factors to take priority and we will look to identify products that positively impact society or companies that have committed to diversity, equity, and inclusion. After executing our initial business combination, we plan to acknowledge, manage, and report on financially material ESG factors, believing that positive ESG performance will enhance our success through both risk mitigation and value creation. Our strong ESG proposition will differentiate us from other partners while making us more attractive to the management, employees, and customers of potential business combination targets.

Our management team has a unique depth and breadth of operational expertise, which management teams at potential targets will regard with credibility and respect. We will represent an empathetic, operationally-focused, strategic partner with whom they can collaborate in creating significant long-term shareholder value as a public company. Once we complete our initial business combination, we expect to make an immediate impact as board members by partnering with management to assess opportunities to enhance performance through talent augmentation, executional improvements, and organic and inorganic growth strategies.

Our Management Team

Our management team comprises Sam Yagan, our Chairman and Chief Executive Offer, Steve Farsht, our Chief Financial Officer, and Phil Schwarz, our Chief Strategy Officer. Our independent directors will complement management, as described below.

Sam Yagan, our Chairman and Chief Executive Officer, co-founded Corazon Capital in 2013. From 2016 to 2021, Mr. Yagan served as the Chief Executive Officer of ShopRunner, Inc., a multi-product ecommerce platform enabling millions of members to transact billions of dollars’ worth of gross merchandise value. In 2020, Mr. Yagan led the sale of ShopRunner to FedEx Corporation (NYSE: FDX). Prior to ShopRunner, Mr. Yagan served as the Vice-Chairman of Match Group (NASDAQ: MTCH), a position he assumed in 2016 after leading the company as Chief Executive Officer through a period of explosive growth that culminated in its IPO in 2015. Mr. Yagan’s prior entrepreneurial ventures in the consumer internet sector include SparkNotes, still the dominant brand of study guides, and MetaMachine, Inc., once the largest peer-to-peer file-sharing network in the world. Mr. Yagan sold SparkNotes to iTurf, Inc. and then to Barnes & Noble, Inc., where he served as Publisher and oversaw the expansion of the digitally-native brand into a multi-platform media business. Mr. Yagan also co-founded OkCupid in 2003, which he led as its CEO through its sale to Match Group in 2011. In 2009, Mr. Yagan co-founded Excelerate Labs (now Techstars Chicago), a leading start-up accelerator, and served as its first Managing Director. Mr. Yagan sits on the board of several private companies, including The Duchossois Group, SpotHero, Brilliant Worldwide, and Grindr. He previously served on the Digital Advisory Council at Target Corp (NYSE: TGT), the Stanford Graduate School of Business Management Board, and as an advisor to Proctor & Gamble (NYSE: PG). Mr. Yagan also sits on the boards of four non-profits: Start Early, Leaders in Tech, Illinois Mathematics & Science Academy Fund Board, and Rush University Medical Center. Mr. Yagan has earned recognition on TIME Magazine’s “100 Most Influential People in the World,” Fortune Magazine’s “40 Under 40,” Crain’s Chicago “Tech 50” and “40 Under 40,” Billboard Magazine’s “30 Under 30,” and ranked #19 on Silicon Alley Insider’s “Most Inspiring and Influential People.” Mr. Yagan holds a B.A. with honors in Applied Mathematics and Economics from Harvard College and an M.B.A. from the Stanford Graduate School of Business, earning distinctions as a Siebel Scholar, an Arjay Miller Scholar, and the Henry Ford Scholar, the latter of which Stanford awards annually to each class’s valedictorian.

Steve Farsht, our Chief Financial Officer and director, co-founded Corazon Capital in 2013 and acts as one of its Managing Directors. Mr. Farsht co-ran Techstars Chicago from 2013 to 2014 and served as a Board Member from 2013 to 2017. Mr. Farsht currently serves on the boards of TradingView (a Techstars Chicago portfolio company), KetoNatural Pet Foods, VarunaTech, and Heretik. Mr. Farsht also spent sixteen months as COO of Tap.me, from 2011 to 2013, leading its sale to MediaMath. Mr. Farsht served as a General Partner with Norwest Equity Partners. From 1998 to 2007, he invested $280 million of equity in thirteen management buyouts, recapitalizations, and growth capital investments across a breadth of industries and supported his platform companies in completing nine add-on acquisitions. Mr. Farsht served on seven boards and led the sale of several companies to strategic and financial buyers. Mr. Farsht transitioned out of his private equity career in 2007 by taking on the CEO role of NEP portfolio company DCM Services. In that role, Mr. Farsht led the creation of the company’s vision, strategy, and core values. Mr. Farsht retooled the management team and restructured operations while growing market share by almost 80% over his four-year tenure. Earlier in his career, Mr. Farsht spent four years at Arthur Anderson from 1992 to 1996 as a senior auditor and M&A due diligence consultant; he currently maintains his CPA Inactive designation. Mr. Farsht has earned recognition as a member of Crain’s Chicago “Tech 50.” Mr. Farsht holds an M.B.A. from Northwestern’s Kellogg School of Management, where he served as a Lecturer of Entrepreneurship and Innovation, and a B.A. in Accountancy from the University of Wisconsin-Madison.

Phil Schwarz, our Chief Strategy Officer, serves as a Partner at Corazon Capital, a position he has held since 2021. From 2014 to 2016, Mr. Schwarz served as the Chief Marketing Officer of Tinder, the world’s leading dating business. Mr. Schwarz oversaw the company’s brand, growth, and user retention efforts worldwide, driving a period of explosive user growth and global expansion, including serving as a member of the executive team that launched Tinder’s revenue products, up to and beyond Match Group’s IPO in late 2015. Mr. Schwarz’s prior roles include Vice President of Growth Initiatives at Match Group, which he held in 2014, as well as Executive Director at Kaplan and Kaplan Ventures (then part of the Washington Post Company), which he held from 2010 to 2014, where Mr. Schwarz co-founded the Kaplan/Techstars EdTech Accelerator, whose graduates have raised more than $250 million in funding. At Kaplan, Mr. Schwarz also invested in early stage EdTech companies, served on boards of directors for Kaplan Ventures’ portfolio companies, and executed a series of corporate acquisitions. Earlier in his career, Mr. Schwarz served as an Associate Director at UBS Investment Bank from 2008 to 2010, advising companies on public offerings and buy- and sell-side M&A. Prior to that, Mr. Schwarz led numerous technology product development efforts for the Blue Cross Blue Shield Association, Vitria Technology, and BP Amoco, and served as a Management Consultant at PricewaterhouseCoopers. Mr. Schwarz holds an M.B.A. with honors from the University of Chicago Booth School of Business, where he guest lectures on Start-up Marketing, and a B.B.A., cum laude, from Ohio University’s College of Business.

Our leadership team brings a wealth of operational expertise, multi-stage investing experience, and deep personal and professional networks that give us a distinct advantage in sourcing and consummating an initial business combination.

Our Directors

The expertise and relationships of our directors, each of whom has extensive experience in business and financial matters, will complement and augment our efforts to seek a suitable business combination target. Our directors include:

Mike Gamson brings over twenty years of experience in building and scaling teams, with particularly unparalleled expertise in enterprise sales. Mr. Gamson currently serves as the CEO of Relativity, a global legal and compliance technology company, a position he has held since 2019. Prior to Relativity, Mr. Gamson spent eleven years in a variety of leadership positions at LinkedIn, including serving on the executive team which, under CEO Jeff Weiner, drove LinkedIn’s $26 billion sale to Microsoft in 2016. Mr. Gamson’s tenure at LinkedIn prior to and after the Microsoft acquisition includes SVP of Global Solutions, from 2011 to 2019, a role in which he built and managed a team of 5,000 employees across more than thirty offices worldwide, focusing on servicing corporate customers in three primary areas: talent solutions, marketing solutions, and sales solutions. Mr. Gamson and his team helped enterprises leverage LinkedIn to transform the way they hire, market, sell, and learn. During this time, Mike developed a deep passion for developing fast-growing, diverse, customer-centric teams. In 2019, Mike received the Entrepreneurial Champion Award for his contributions to the Chicago start-up ecosystem that include his prolific angel investing track record. Mr. Gamson has a long-standing relationship with Mr. Yagan, including serving together on the Board of Directors of SpotHero, co-investing in several start-ups, sitting on ShopRunner’s board of directors, and as an LP in two of Corazon’s funds. Mr. Gamson holds a B.A. in Comparative Religions and Fine Arts from Amherst College.

Brooke Skinner Ricketts serves as Chief Experience Officer at Cars.com (NYSE: CARS), a position she has held since 2019, where she oversees both product and marketing. Ms. Skinner Ricketts has developed deep expertise in marketing and has passion for the power of marketing to drive business growth, and the potential to leverage marketing, product, and technology as a complete value generating system. An operator through and through, Ms. Skinner Ricketts has led both business turnarounds and digital transformations. Prior to joining Cars.com in 2016, Ms. Skinner Ricketts was Head of Brand Strategy at Twitter from 2014 to 2016 and also held positions in marketing at SC Johnson/FCB and Digitas, developing expertise that spans both branding and performance campaigns and strategies that include analytics, SEO, media, design, and product. Ms. Skinner Ricketts helped take Cars.com and HyreCar (Nasdaq: HYRE) public in 2017 and 2018, respectively, sits on HyreCar’s board of directors, and contributes as a civic leader in her community, founding she100, and serving as a director of Cubs Charities and Housing Opportunities for Women. Ms. Skinner Ricketts has earned recognition as a member of Crain’s Chicago “Tech 50” and “40 Under 40” and as a member of The Chicago Network, Leadership Greater Chicago, and the Economic Club of Chicago. Ms. Skinner Ricketts holds a B.A. in Politics, Law and Society, and Art History from Bard College at Simon’s Rock.

Christian Rudder’s entrepreneurial endeavours date back over twenty years, when he joined as one of Mr. Yagan’s first teammates at SparkNotes. With Mr. Yagan, Mr. Rudder co-founded OkCupid, where he created its award-winning blog, developed novel new products, and introduced many business model innovations. Mr. Rudder served as the President of OkCupid from 2012 to 2015 after its acquisition by Match Group in 2011, driving its most prolific period of financial growth. In 2017, Mr. Rudder co-founded and led StellarX, a currency trading platform built on the Stellar universal marketplace. In 2020, Mr. Rudder co-founded Archean Biologics, a company building a universal cure for the flu, and he also currently serves as a senior product advisor for Grindr, Inc. Throughout these experiences, Mr. Rudder has established himself as one of the industry’s most thoughtful and accomplished digital product leaders. Rounding out his talents, Mr. Rudder has toured the globe with his indie rock band, Bishop Allen; wrote a New York Times best-selling book, Dataclysm; and holds a B.A. in Mathematics with honors from Harvard College.

Sally Storie brings over twenty years of experience in accounting and finance in the technology industry. Ms. Storie currently serves as Vice President and Controller of rewardStyle, Inc., a position she has held since 2019. Prior to joining rewardStyle, Inc., Ms. Storie was Controller of Academic Partnerships from 2016 to 2018. From 2003 to 2016, Ms. Storie held positions of increasing responsibility at Match Group Inc. (NASDAQ: MTCH) including Director, Financial Reporting and Compliance which oversaw global Sarbanes-Oxley compliance and financial integration of acquisitions. She received a BA in Government from University of Texas at Austin and a MS in Accounting from University of Texas at Dallas.

Competitive Advantages

We believe our management team and directors offer a clear advantage to our stockholders in pursuing a potential business combination. Our key strengths include:

●	Culture. Our leadership team-and most of our directors-have worked closely together for many years in a combination of operating and investing environments. All of us share a passion for investing in and developing human capital and for building businesses that achieve both financial returns and social advancement. Our significant experience working together as a like-minded, cohesive team oriented toward a common purpose gives us an additional advantage in swiftly identifying and closing a potential business combination. Moreover, our interest in a target’s culture as a driver of the underlying economic opportunity will make us an attractive, differentiated partner.
●	Operational Expertise. Our management team has founded, led, grown, and exited multiple businesses. In addition, we have created novel, globally-relevant, and category-defining brands, disruptive and immensely value-creating business models, and products that have impacted the lives of hundreds of millions of consumers. Complementing our meaningful CEO experience, we have differentiating depth in product, marketing, finance, talent, and sales. Each and every individual on our team and on our board has demonstrated a lifelong commitment to mentorship and talent development. We will use this experience and expertise to bring strategic thought, tactical insight, and a spirit of collaboration to the board of directors of our acquisition target.
●	Investment Experience. Each member of our management team has experience across the corporate lifecycle, from running pre-seed accelerators all the way through executing large M&A transactions. Mr. Farsht’s career in private equity provides the foundational knowledge and expertise in growth-stage valuation and the rigorous processes required to consummate a transaction. Mr. Yagan’s experience operating in a public company environment will provide confidence to both the target’s board of directors and public market investors. Mr. Schwarz’s experience in corporate development and M&A provides further transactional expertise.
●	Relationships and Sourcing Network. Our team has an extensive personal and professional network within our key target industry, across geographies and industry sectors, and inclusive of both investors and operators. In addition to management’s individual relationships, our sponsor has an attractive and strategic LP base and itself has investments in other preeminent investment firms. We have chosen a set of directors whose networks largely complement management’s, adding meaningful functional and geographic diversity to our areas of strength. Our deep, long-standing relationships with individuals and companies in the consumer and technology industries will enable us to identify a range of promising, high-growth targets quickly and execute our initial business combination efficiently.
●	Our Board. Our board of directors provides invaluable investing experience, operating expertise, and significant relationships with individuals and companies operating in our target markets. Ms. Skinner Ricketts has deep marketing and public company executive experience as well as significant time served as a public company director. Mr. Gamson has built and scaled teams, run massive sales organizations, and has access to complementary deal flow. Mr. Rudder has worked on ground-breaking products in education, dating, fin-tech, and healthcare. Mr. Gamson and Mr. Rudder, in particular, have long-standing professional relationships with Mr. Yagan, while Ms. Skinner Ricketts and Mr. Yagan have forged a relationship through their civic engagement in the Chicago community. Mr. Gamson has also worked closely with Mr. Farsht and Mr. Schwarz on companies in which they have co-invested. Ms. Storie brings her expertise in accounting and technology companies along with management experience in financial reporting. We believe our board will provide us with vital counsel and guidance to assist us in identifying target companies and executing our initial business combination.

Industry Opportunity

While we have the opportunity to acquire a business in any industry, we will focus on acquiring a company at the intersection of consumers and technology, an area that we know well and where we can leverage our management team’s background to effectively identify high-growth, consumer-focused technology companies. Only a small minority of SPACs have a similar strategic focus. Among the over 300 SPACs searching for a target as of January 2021, only about 15% have a similar consumer technology focus. Even fewer have the depth and quality of sector experience that we bring to bear. As one of the few companies focused on this space-and bolstered by our deep operating expertise and investing experience-we have an opportunity to differentiate ourselves from other SPACs.

The influx of venture capital and growth equity investments in our areas of focus over the last decade has created a large stock of market-ready consumer-internet companies. Between 2017 and 2020, VCs invested over $160 billion in more than 12,000 consumer technology companies. Valuations reached a new high in 2020, as a larger proportion of capital flowed into later stage companies. However, consumer-internet companies raised just $10 billion via IPOs in 2020, dominated by just three companies (Airbnb, DoorDash, and Wish). This imbalance suggests a robust pipeline of quality, scaled acquisition targets in consumer technology.

Several secular trends have helped consumer technology companies to gain relevance in virtually every aspect of our day-to-day lives, including sleep, work, fitness, food, dating, education, and everything in between. The 10x increase in mobile digital media consumption since 2010 provides companies access to a massive audience of potential customers through organic and paid media. New platform technologies, from cloud-based hosting and ecommerce to remote work enablement, allow companies to get to market efficiently and scale rapidly. Advancements in logistics and supply chain, along with the rise in the gig economy, provide new opportunities to create previously unimaginable-or economically impractical-products and services. Mobile app stores allow companies to create and scale new products and seamlessly monetize those offerings on a global basis.

COVID-19 accelerated these trends, with the pandemic having a disproportionately advantageous impact on our specific acquisition strategy. While analysts have made observations that the pandemic has accelerated virtually all digital businesses, few have provided the more nuanced understanding of which digital businesses have benefited the most, especially with respect to the maturity of the business. For example, early-stage businesses that have not yet established product-market fit, identified scalable, profitable marketing channels, or grown the balance sheet to invest in marketing or inventory have found themselves ill-prepared to meaningfully benefit from COVID-related tailwinds. On the other end of the spectrum, companies that have already achieved significant market share have certainly benefited from COVID, but few catapulted to new heights. Case-in-point: Amazon grew in 2020, but lost market share in ecommerce during the pandemic. We believe that the companies that will enjoy the most significant long-term benefits of the pandemic have certain attributes in common: strong product-market fit, access to scalable, profitable marketing channels, and low-to-medium market share. In short: this rapidly expanding group of at-scale, growth-stage, pre-public companies-those best positioned to avail themselves of the convergence of underlying supporting consumer technology trends-represents the bullseye of our strategy.

Our backgrounds will enable us to identify these companies, conduct efficient, effective due diligence, make an appealing case of strategic relevance to the target, articulate an attractive growth case to public-market investors, and finally roll up our sleeves to help the target maximize its growth opportunity.

Acquisition Strategy

Consistent with our business strategy, we will take a holistic approach to evaluating potential target businesses based upon our:

●	Decades of experience as investors and operators, and our ability to identify great founders, executives, and operators;
●	Ability to identify great businesses across the investment spectrum;
●	Demonstrated operational expertise, enabling us to support growth initiatives;
●	Experience in the public markets, including taking companies public; and
●	Track record of scaling businesses (organically and inorganically), while delivering strong financial results.

We have identified the following general criteria and guidelines to evaluate prospective target businesses. We will use these in evaluating acquisition opportunities, though we acknowledge that almost no prospective initial business combination will meet all of these criteria and guidelines. We intend to seek to acquire companies that:

●	Have an excellent management team and thriving, intentional culture;
●	Offer a differentiated, valuable product or service;
●	Focus on the intersection of consumers and technology;
●	Operate in a large and growing market; and
●	Have a compelling growth trajectory.

We may base any evaluation relating to the merits of a particular initial business combination, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that from time to time our management team may deem relevant.

We may pursue an initial business combination or subsequent transaction with a company that has an affiliation with our sponsor, officers, or directors. In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that has an affiliation with our sponsor, officers, or directors, we, or a committee of independent directors, to the extent required by applicable law or based upon the direction of our board of directors or a committee thereof, will obtain a fairness opinion from an independent investment banking firm or another entity that commonly renders valuation opinions in order to protect the financial interests of our company.

Our sponsor or any of our officers or directors may directly or indirectly own our Class A ordinary shares, Class B ordinary shares, and/or private placement warrants following our initial public offering, and, accordingly, may have a conflict of interest in determining the appropriateness of a particular target business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination that requires as a condition to any agreement with respect to our initial business combination the retention or resignation of any such officer or director.

Each of our officers and directors presently has, or may in the future have, fiduciary or contractual obligations to other entities pursuant to which such officer or director may have a requirement to present a business combination opportunity. Accordingly, if any of our officers or directors has a then-current fiduciary or contractual obligations to present a business combination opportunity suitable for such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) we expressly offer such opportunity to such person solely in his or her capacity as a director or officer of our company, (ii) we have the legal and contractual permission to undertake such opportunity, (iii) we would otherwise pursue such opportunity in the normal course of our business, and (iv) to the extent that director or officer may refer such opportunity to us without violating another legal obligation.

Our sponsor, officers, directors, and any of their respective affiliates may sponsor or form, and, in the case of individuals, serve as a director or officer of, other blank check companies similar to ours during the period in which we seek an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Neither our sponsor, nor any entity managed by our sponsor may sponsor or participate in the sponsorship of another blank check company similar to our company, as a public reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until the earlier of: (i) the execution of definitive documentation for our initial business combination and (ii) the dissolution and liquidation of our company.

Potential Conflicts of Interest

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and key employees, document reviews and inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our management team’s operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, directors, we, or a committee of independent directors, will obtain an opinion from a financial point of view from either an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to the Company. We are not required to obtain such an opinion in any other context.

Members of our management team or members of our board of directors may directly or indirectly own our founder shares, ordinary shares, and/or private placement warrants following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Initial Business Combination

So long as our securities are then listed on Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100%

of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Corporate Information

Our executive offices are located at 222 West Merchandise Mart Plaza Box #2982, Chicago, IL 60654, and our telephone number is (312) 535-6282. We maintain a corporate website at www.crznspac.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Report or the registration statement of which this Report is a part.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and expect to receive, after the effectiveness of the registration statement of which this Report forms a part, a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period.

References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30 or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

Financial Position

With funds available for a business combination in the amount of approximately $196.7 million, after payment of the estimated expenses of our initial public offering and approximately $7.1 million of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

Target business candidates are brought to our attention from various affiliated and unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates and other affiliated sources may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.

In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay our sponsor or an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including and other entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity.

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See “Management-Conflicts of Interest.”

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering and excluding the private placement shares underlying the private placement units);
●	Any of our directors, officers or substantial security holder (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or
●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, executive officers, directors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, executive officers, directors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, officers, directors or their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the shareholder meeting related to our initial business combination. Our sponsor, executive officers, directors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our sponsor and each member of our management team have agreed, pursuant to the letter agreement entered into with us, to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares, we would need 7,642,463, or 37.5% (assuming all issued and outstanding shares are voted), or 1,273,745, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 20,379,900 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then- current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 24 months from the closing of our initial public offering to consummate an initial business combination. If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,700,000 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriter of our initial public offering did not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third- party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third- party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we had cash of approximately $1,400,000 held outside of the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.”

As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 222 West Merchandise Mart Plaza Box #2982, Chicago, IL 60654. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor or an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination. We have employed a part-time independent contractor, and we have agreed to pay such contractor $6,000 per month.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.  Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated exempted company, incorporated under the laws of the Cayman Islands with no operating results, and we will not commence operations until obtaining funding through our initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

Please see the section entitled “Business—Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed, pursuant to the letter agreement entered into with us, to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor owns, on an as-converted basis, 20% of our outstanding ordinary shares immediately following the completion of our initial public offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of shareholders who attend and vote at a general meeting of the Company. As a result, in addition to our sponsor’s founder shares, we would need 7,642,463, or 37.5% (assuming all issued and outstanding shares are voted, or 1,273,745, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 20,379,900 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination, pursuant to the letter agreement entered into with us, will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak.

The ongoing COVID-19 pandemic has resulted in, and other infectious diseases could result in, a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination and our ability to successfully consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of new variants of COVID-19 and the continued actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.

In addition, our ability to consummate a transaction may be dependent on our ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including increased market volatility or decreased market liquidity in third party financing being unavailable on terms acceptable to us or at all.

Finally, a sustained or prolonged COVID-19 resurgence, such as the new Omicron variant, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, executive officers, directors, and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, executive officers, directors, or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that our sponsor, executive officers, directors or their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Business-Effecting Our Initial Business Combination-Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our sponsor, executive officers, directors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Business—Effecting Our Initial Business Combination—Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between the U.S. and China and between Russia and Ukraine or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $1,700,000 will initially be available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or shareholder meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Unlike some other similarly structured blank check companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our initial public offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an general meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Over the last year, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“ run-off insurance”). The need for runoff insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we are not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may engage our underwriter or one of its respective affiliates to provide additional services to us after our initial public offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriter is entitled to receive a deferred commission that will be released from the trust only upon completion of an initial business combination. This financial incentive may cause them to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage our underwriter or one of its respective affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may our underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement was entered into with our underwriter or its respective affiliates and no fees or other compensation for such services will be paid to the underwriter or its respective affiliates prior to the date that was 60 days from the date of our final prospectus, unless FINRA determines that such payment would not be deemed underwriter’s compensation in connection with our initial public offering. The underwriter is also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriter’s or its respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of our initial public offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors contains provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 180 days following the date of our final prospectus will require the prior written consent of the underwriter). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability

The net proceeds from our initial public offering and the sale of the private placement warrants provided us with up to $203,799,000 that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies

Act. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,
●	each of which may make it difficult for us to complete our initial business combination.
●	In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Risks Relating to our Securities

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $203,799,000 is being held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay our taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $203,799,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, in order for our shares to be listed upon the consummation of our business combination, at such time our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) at such time. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, our Class A ordinary shares and our warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association will authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Immediately after our initial public offering and the partial exercise of the underwriter’s over-allotment option, there were 479,620,100 and 44,905,025 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants as described in “Description of Securities—Warrants—Public Shareholders’ Warrants” in our final prospectus or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

Holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus relating to our initial public offering, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the final prospectus related to our initial public offering, or defective provision, (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments” in our final prospectus) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants —Public Shareholders’ Warrants—Anti-Dilution Adjustments” in our final prospectus) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Please see “Description of Securities—Warrants—Public Shareholders’ Warrants Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” in our final prospectus. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants are be redeemable by us as so long as they are held by our sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 6,793,300 of our Class A ordinary shares) as part of the units sold in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 4,666,667 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants were issued upon separation of the units, and only whole units trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses.

Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described under “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” in our final prospectus will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” in our final prospectus will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into on or prior to the closing of our initial public offering, our sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor or its permitted transferees are registered for resale.

Risks Relating to our Sponsor and Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement entered into on or prior to the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full- time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors ‘other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Our sponsor, officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Our sponsor, officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same of similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director of officer, on the one hand, and us, on the other.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the section titled “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section entitled “Description of Securities—Certain Differences in Corporate Law—Shareholders’ Suits” in our final prospectus for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses or entities affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Business—Effecting Our Initial Business Combination—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers or directors potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after our initial public offering ), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On February 2, 2021, the sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,750,000 Class B ordinary shares. The holders of the founder shares agreed to forfeit up to an aggregate of 750,000 founder shares, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriter, so that the founder shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 31, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 379,900 Over-Allotment Units; thus, only 655,025 Class B ordinary shares remained subject to forfeiture as of such date. On May 7, 2021, 655,025 Class B ordinary shares were forfeited, resulting in the sponsor holding 5,094,975 Class B ordinary shares as of such date. Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,666,667 private placement warrants, at a price of $1.50 per Private Placement Warrant with the sponsor, generating gross proceeds of $7.0 million. If we do not consummate an initial business within 24 months from the closing of our initial public offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our sponsor after the consummation of our initial public offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

Certain of our officers and directors may own membership interests in our sponsor and indirect interests in our Class B ordinary shares and private placement warrants which may result in interests that differ from the economic interests of the investors in our initial public offering, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our sponsor and our public shareholders that may not be resolved in favor of our public shareholders. See “Management—Conflicts of Interest.”

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

General Risk Factors

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

We have identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments including for warrants we issued in connection with our initial public offering in March 2021 and restated financial statements for the affected periods. Additionally, we re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of the Class A ordinary shares and restated financial statements for the affected periods.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

As a result, included on our balance sheet as of December 31, 2021 contained in this Report are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (“foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. This choice-of-forum provision may also result in increased costs for a warrant holder to pursue claims under our warrant agreement. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

An investment in us may result in uncertain or adverse U.S. federal income tax consequences.

An investment in us may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary shares and the one-third of a warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in our initial public offering is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Since only holders of our founder shares have the right to vote on the election of directors, upon the listing of our shares on Nasdaq, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had $1.4 million in our operating bank accounts and working capital of approximately $1.4 million. As of December 31, 2021, approximately $14,533 of the amount on deposit in the Trust Account represented interest income, which is available to pay our tax obligations. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to consummate a Business Combination or our inability to continue as a going concern.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception and the timing of our initial business combination. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules with respect to their particular circumstances.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. This may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity). We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We currently maintain our executive offices at 222 West Merchandise Mart Plaza, Box #2982, Chicago, IL 60654. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor or an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.  Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on Nasdaq. Our units commenced public trading on March 24, 2021 under the symbol “CRZNU.” Our Class A ordinary shares and warrants began separate trading on May 14, 2021, under the symbols “CRZN” and “CRZNW,” respectively.

(b) Holders

As of March 9, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and two holders of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

Unregistered Sales

On February 2, 2021 our sponsor paid an aggregate of $25,000 for certain of our expenses in exchange for issuance of 5,750,000 Class B ordinary shares.

Our sponsor agreed to forfeit up to an aggregate of 750,000 Class B ordinary shares to the extent that the option to purchase additional units was not exercised in full by the underwriter or was reduced, so that the Class B ordinary shares would represent 20% of our issued and outstanding shares after our initial public offering. On March 31, 2021, the underwriter partially exercised the over-allotment option to purchase an additional 379,900 Units, leaving an aggregate of 655,025 Class B ordinary shares still subject to forfeiture. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. on March 26, 2021, our sponsor purchased 4,666,667 private placement warrants, each exercisable to purchase on Class A ordinary share at $11.50 per share, at a price of $1.50 per private placement warrant, generating gross proceeds of $7.0 million, in a private placement that closed simultaneously with the closing of our initial public offering. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On March 26, 2021, we consummated our initial public offering of 20,000,000 units, at $10.00 per Unit, generating gross proceeds of $200.0 million. The underwriter was granted a 45-day option from the date of the final prospectus relating to our initial public offering to purchase up to 3,000,000 additional units to cover over-allotments, if any, at $10.00 per unit. On March 31, 2021 the underwriter partially exercised their overallotment option to purchase an additional 379,900 units, at $10.00 per unit, generating gross proceeds of $3,799,000.

In connection with our initial public offering, we incurred offering costs of approximately $11.6 million, inclusive of approximately $7.1 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related our initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and our initial public offering expenses, $203,799,000 of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants (or $10.00 per unit sold in our initial public offering) was placed in the trust account. The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants are held in the trust account and invested as described elsewhere in this Report.

There has been no material change in the planned use of the proceeds from our initial public offering and private placement as is described in the Company’s final prospectus related to our initial public offering.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  [Reserved].

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Corazon Capital V838 Monoceros Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Our sponsor is Corazon V838 Monoceros Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on March 23, 2021. On March 26, 2021, we consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.6 million, of which $7.0 million was for deferred underwriting commissions. We granted the underwriter a 45-day option to purchase up to an additional 3,000,000 Units at the Initial Public Offering price to cover over-allotments, if any. On March 29, 2021, the underwriter sent a notice to partially exercise the over-allotment option, and on March 31, 2021 purchased an additional 379,900 Units, generating gross proceeds of approximately $3.8 million (the “Over-Allotment”). We incurred additional offering costs of approximately $209,000, of which approximately $133,000 was for deferred underwriting fees.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.0 million. Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $203.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering, the Over-Allotment and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity and Going Concern

As of December 31, 2021, we had $1.4 million in our operating bank account and working capital of approximately $1.4 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $87,000 from our Sponsor pursuant to a Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note as of March 29, 2021. Further, we expect to incur significant costs in pursuit of our acquisition plans. We also need to raise additional funds to meet our obligations and sustain our operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Results of Operations

Our entire activity from January 29, 2021 (Inception) through December 31, 2021, was in preparation for the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination.

For the period from January 29, 2021 (Inception) through December 31, 2021, we had net income of approximately $4.2 million, which consisted of non-operating income of approximately $5.6 million for the change in fair value of derivative warrant liabilities and approximately $15,000 in net gain from investments held in Trust Account, partially offset by approximately $988,000 in general and administrative expenses, $90,000 in administrative expenses - related party and approximately $428,000 in financing costs for derivative warrant liabilities.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of this prospectus to purchase up to 3,000,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On March 29, 2021, the underwriter sent a notice to partially exercise the over-allotment option, and on March 31, 2021 purchased an additional 379,900 Units.

The underwriter was entitled to an underwriting discount of $0.20 per unit, or $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $7.0 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Upon the consummation of the Over-Allotment on March 31, 2021, the underwriter was entitled to an aggregate of approximately $76,000 in fees, paid upon closing and an additional deferred underwriting commission of approximately $133,000.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 20,379,900 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

The calculation of diluted net income does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 11,459,967 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. We have considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriter. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.  Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-16 comprising a portion of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 26, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Sam Yagan	44	Chief Executive Officer and Director
Steve Farsht	51	Chief Financial Officer and Director
Phil Schwarz	43	Chief Strategy Officer
Mike Gamson	47	Director
Brooke Skinner Ricketts	41	Director
Christian Rudder	46	Director
Sally Storie	44	Director

Sam Yagan, 44, is our Chairman and Chief Executive Officer. Mr. Yagan co-founded Corazon Capital in 2013. From 2016 to 2021, Mr. Yagan served as the Chief Executive Officer of ShopRunner, Inc., a multi-product ecommerce platform enabling millions of members to transact billions of dollars’ worth of gross merchandise value. In 2020, Mr. Yagan led the sale of ShopRunner to FedEx Corporation (NYSE: FDX). Prior to ShopRunner, Mr. Yagan served as the Vice-Chairman of Match Group (NASDAQ: MTCH), a position he assumed in 2016 after leading the company as Chief Executive Officer through a period of explosive growth that culminated in its IPO in 2015. Mr. Yagan’s prior entrepreneurial ventures in the consumer internet sector include SparkNotes, still the dominant brand of study guides, and MetaMachine, Inc., once the largest peer-to-peer file-sharing network in the world. Mr. Yagan sold SparkNotes to iTurf, Inc. and then to Barnes & Noble, Inc., where he served as Publisher and oversaw the expansion of the digitally-native brand into a multi-platform media business. Mr. Yagan also co-founded OkCupid in 2003, which he led as its CEO through its sale to Match Group in 2011. In 2009, Mr. Yagan co-founded Excelerate Labs (now Techstars Chicago), a leading start-up accelerator, and served as its first Managing Director. Mr. Yagan sits on the board of several private companies, including The Duchossois Group, SpotHero, Brilliant Worldwide, and Grindr. He previously served on the Digital Advisory Council at Target Corp (NYSE: TGT), the Stanford Graduate School of Business Management Board, and as an advisor to Proctor & Gamble (NYSE: PG). Mr. Yagan also sits on the boards of four non-profits: Start Early, Leaders in Tech, Illinois Mathematics & Science Academy Fund Board, and Rush University Medical Center. Mr. Yagan has earned recognition on TIME Magazine’s “100 Most Influential People in the World,” Fortune Magazine ‘s “40 Under 40,” Crain’s Chicago ”Tech 50” and “40 Under 40,” Billboard Magazine’s ”30 Under 30,” and ranked #19 on Silicon Alley Insider ‘s “Most Inspiring and Influential People.” Mr. Yagan holds a B.A. with honors in Applied Mathematics and Economics from Harvard College and an M.B.A. from the Stanford Graduate School of Business, earning distinctions as a Siebel Scholar, an Arjay Miller Scholar, and the Henry Ford Scholar, the latter of which Stanford awards annually to each class’s valedictorian.

We believe Mr. Yagan’s significant management experiences makes him well qualified to serve as a member on our board of directors.

Steve Farsht, 51, is our Chief Financial Officer and director. Mr. Farsht co-founded Corazon Capital in 2013 and acts as one of its Managing Directors. Mr. Farsht co-ran Techstars Chicago from 2013 to 2014 and served as a Board Member from 2013 to 2017. Mr. Farsht currently serves on the boards of TradingView (a Techstars Chicago portfolio company), KetoNatural Pet Foods, VarunaTech, and Heretik. Mr. Farsht also spent sixteen months as COO of Tap.me, from 2011 to 2013, leading its sale to MediaMath. Mr. Farsht served as a General Partner with Norwest Equity Partners. From 1998 to 2007, he invested $280 million of equity in thirteen management buyouts, recapitalizations, and growth capital investments across a breadth of industries and supported his platform companies in completing nine add-on acquisitions. Mr. Farsht served on seven boards and led the sale of several companies to strategic and financial buyers. Mr. Farsht transitioned out of his private equity career in 2007 by taking on the CEO role of NEP portfolio company DCM Services. In that role, Mr. Farsht led the creation of the company’s vision, strategy, and core values. Mr. Farsht retooled the management team and restructured operations while growing market share by almost 80% over his four-year tenure. Earlier in his career, Mr. Farsht spent four years at Arthur Anderson from 1992 to 1996 as a senior auditor and M&A due diligence consultant; he currently maintains his CPA Inactive designation. Mr. Farsht has earned recognition as a member of Crain’s Chicago “Tech 50.” Mr. Farsht holds an M.B.A. from Northwestern’s Kellogg School of Management, where he served as a Lecturer of Entrepreneurship and Innovation, and a B.A. in Accountancy from the University of Wisconsin-Madison.

We believe Mr. Farsht’s significant management experiences makes him well qualified to serve as a member on our board of directors.

Phil Schwarz, 43, our Chief Strategy Officer, serves as a Partner at Corazon Capital, a position he has held since 2021. From 2014 to 2016, Mr. Schwarz served as the Chief Marketing Officer of Tinder, the world’s leading dating business. Mr. Schwarz oversaw the company’s brand, growth, and user retention efforts worldwide, driving a period of explosive user growth and global expansion, including serving as a member of the executive team that launched Tinder’s revenue products, up to and beyond Match Group’s IPO in late 2015. Mr. Schwarz’s prior roles include Vice President of Growth Initiatives at Match Group, which he held in 2014, as well as Executive Director at Kaplan and Kaplan Ventures (then part of the Washington Post Company), which he held from 2010 to 2014, where Mr. Schwarz co-founded the Kaplan/Techstars EdTech Accelerator, whose graduates have raised more than $250 million in funding. At Kaplan, Mr. Schwarz also invested in early stage EdTech companies, served on boards of directors for Kaplan Ventures’ portfolio companies, and executed a series of corporate acquisitions. Earlier in his career, Mr. Schwarz served as an Associate Director at UBS Investment Bank from 2008 to 2010, advising companies on public offerings and buy- and sell-side M&A. Prior to that, Mr. Schwarz led numerous technology product development efforts for the Blue Cross Blue Shield Association, Vitria Technology, and BP Amoco, and served as a Management Consultant at PricewaterhouseCoopers. Mr. Schwarz holds an M.B.A. with honors from the University of Chicago Booth School of Business, where he guest lectures on Start-up Marketing, and a B.B.A., cum laude, from Ohio University’s College of Business.

Mike Gamson, 47, is a director. Mr. Gamson brings over twenty years of experience in building and scaling teams, with particularly unparalleled expertise in enterprise sales. Mr. Gamson currently serves as the CEO of Relativity, a global legal and compliance technology company, a position he has held since 2019. Prior to Relativity, Mr. Gamson spent eleven years in a variety of leadership positions at LinkedIn, including serving on the executive team which, under CEO Jeff Weiner, drove LinkedIn’s $26 billion sale to Microsoft in 2016. Mr. Gamson’s tenure at LinkedIn prior to and after the Microsoft acquisition includes SVP of Global Solutions, from 2011 to 2019, a role in which he built and managed a team of 5,000 employees across more than thirty offices worldwide, focusing on servicing corporate customers in three primary areas: talent solutions, marketing solutions, and sales solutions. Mr. Gamson and his team helped enterprises leverage LinkedIn to transform the way they hire, market, sell, and learn. During this time, Mike developed a deep passion for developing fast-growing, diverse, customer-centric teams. In 2019, Mike received the Entrepreneurial Champion Award for his contributions to the Chicago start-up ecosystem that include his prolific angel investing track record. Mr. Gamson has a long-standing relationship with Mr. Yagan, including serving together on the Board of Directors of SpotHero, co-investing in several start-ups, sitting on ShopRunner’s board of directors, and as an LP in two of Corazon’s funds. Mr. Gamson holds a B.A. in Comparative Religions and Fine Arts from Amherst College.

We believe Mr. Gamson’s significant management experiences makes him well qualified to serve as a member on our board of directors.

Brooke Skinner Ricketts, 41, is a director. Ms. Skinner Ricketts serves as Chief Experience Officer at Cars.com (NYSE: CARS), a position she has held since 2019, where she oversees both product and marketing. Ms. Skinner Ricketts has developed deep expertise in marketing and has passion for the power of marketing to drive business growth, and the potential to leverage marketing, product, and technology as a complete value generating system. An operator through and through, Ms. Skinner Ricketts has led both business turnarounds and digital transformations. Prior to joining Cars.com in 2016, Ms. Skinner Ricketts was Head of Brand Strategy at Twitter from 2014 to 2016 and also held positions in marketing at SC Johnson/FCB and Digitas, developing expertise that spans both branding and performance campaigns and strategies that include analytics, SEO, media, design, and product. Ms. Skinner Ricketts helped take Cars.com and HyreCar (Nasdaq: HYRE) public in 2017 and 2018, respectively, sits on HyreCar’s board of directors and contributes as a civic leader in her community, founding she100, and serving as a director of Cubs Charities and Housing Opportunities for Women. Ms. Skinner Ricketts has earned recognition as a member of Crain’s Chicago “Tech 50” and “40 Under 40” and as a member of The Chicago Network, Leadership Greater Chicago, and the Economic Club of Chicago. Ms. Skinner Ricketts holds a B.A. in Politics, Law and Society, and Art History from Bard College at Simon’s Rock.

We believe Ms. Skinner Rickets’ significant management experiences makes her well qualified to serve as a member on our board of directors.

Christian Rudder, 46, is a director. Mr. Rudder’s entrepreneurial endeavours date back over twenty years, when he joined as one of Mr. Yagan’s first teammates at SparkNotes. With Mr. Yagan, Mr. Rudder co-founded OkCupid, where he created its award-winning blog, developed novel new products, and introduced many business model innovations. Mr. Rudder served as the President of OkCupid from 2012 to 2015 after its acquisition by Match Group in 2011, driving its most prolific period of financial growth. In 2017, Mr. Rudder co-founded and led StellarX, a currency trading platform built on the Stellar universal marketplace. In 2020, Mr. Rudder co-founded Archean Biologics, a company building a universal cure for the flu, and he also currently serves as a senior product advisor for Grindr, Inc. Throughout these experiences, Mr. Rudder has established himself as one of the industry’s most thoughtful and accomplished digital product leaders. Rounding out his talents, Mr. Rudder has toured the globe with his indie rock band, Bishop Allen; wrote a New York Times best-selling book, Dataclysm; and holds a B.A. in Mathematics with honors from Harvard College.

We believe Mr. Rudder’s significant management experience makes him well qualified to serve as a member of our board of directors.

Sally Storie, 44, is a director. Ms. Storie brings over twenty years of experience in accounting and finance in the technology industry. Ms. Storie currently serves as Vice President and Controller of rewardStyle, Inc., a position she has held since 2019. Prior to joining rewardStyle, Inc., Ms. Storie was Controller of Academic Partnerships from 2016 to 2018. From 2003 to 2016, Ms. Storie held positions of increasing responsibility at Match Group Inc. (NASDAQ: MTCH) including Director, Financial Reporting and Compliance which oversaw global Sarbanes-Oxley compliance and financial integration of acquisitions. She received a BA in Government from University of Texas at Austin and a MS in Accounting from University of Texas at Dallas.

We believe Ms. Storie’s significant accounting and regulatory experience make her well qualified to serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with Nasdaq’s corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Ms. Skinner Ricketts and Mr. Rudder, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Gamson and Ms. Storie, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. Farsht and Mr. Yagan, will expire at our third annual meeting of shareholders.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to an agreement entered into prior to the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Mr. Gamson, Ms. Skinner Ricketts, Mr. Rudder, and Ms. Storie are “independent directors” as defined in Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

The Company has agreed to pay Sally Storie an annual retainer of $50,000 as compensation for services rendered as a director of the Company. None of our other executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our sponsor or an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers, directors or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers, directors or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has established three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Ms. Storie, Ms. Skinner Ricketts and Mr. Rudder serve on our audit committee. Our board of directors has determined that Ms. Skinner Ricketts, Mr. Rudder, and Ms. Storie are independent under Nasdaq listing standards and applicable SEC rules. Ms. Storie serves as the chairperson of the audit committee.

Under Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Ms. Storie qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Mr. Gamson, Ms. Skinner Ricketts and Mr. Rudder, and Ms. Skinner Ricketts serves as chairperson of the nominating committee. Under Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that Mr. Gamson, Ms. Skinner Ricketts and Mr. Rudder are independent under Nasdaq listing standards.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons. Compensation Committee

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee will be Mr. Gamson, Ms. Skinner Ricketts and Mr. Rudder, and Mr. Gamson serves as chairman of the compensation committee.

Under Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that Mr. Gamson, Ms. Skinner Ricketts and Mr. Rudder are independent under Nasdaq listing standards.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our executive officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of each of our executive officers based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	directors should not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at shareholder meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other.

In addition, our sponsor, officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Sam Yagan	Corazon Group LLC	Investment	Co-Founder and Managing Partner
	Brilliant Worldwide, Inc.	Education Software	Director
	Grindr Inc.	Online Dating	Director
	O’Brien Veterinary Group	Office Services (B2B)	Director
	SpotHero, Inc.	Internet Media & Services / Parking	Chairman of the Board
	Chicago Entrepreneurial Center	Nonprofit	Director
	Illinois Mathematics and Science Academy	Education	Director
	Rush University Medical Center	Medicine	Director
	Start Early	Nonprofit	Director
	TapMe, Inc.	Ad-Tech Software	Director
	Firestarter Fund LLC	Investment	Director
	The Duchossois Group	Investment	Director
Steve Farsht	Corazon Group LLC	Investment	Co-Founder and Managing Partner
	Heretik Inc.	Contract Review Software	Director
	KetoNatural Pet Foods, Inc.	Pet Food / Online Retail	Director
	TapMe, Inc.	Ad-Tech Software	Director
	TradingView, Inc.	Internet Media & Services / Trading	Director
	VarunaTech Inc.	IT Services / Water Utility	Director
Phil Schwarz	Corazon Group LLC	Investment	Principal
	Springbig, Inc.	Internet Media & Services / Cannabis	Chairman of the Board
	TripScout, Inc.	Internet Media & Services / Travel & Entertainment	Director
	V2 Media, Inc.	Internet Media & Services / Publishing	Director
	BACH APP, Inc.	Internet Media & Services / Travel & Entertainment	Director
Mike Gamson	Relativity ODA LLC	Software	CEO
	SpotHero, Inc.	Services / Parking	Director
	OneGoal	Nonprofit	Director
	Green Schoolyards America	Nonprofit	Director
	P33	Nonprofit	Director
Brooke Skinner Ricketts	Cars.com Inc.	Transportation	Chief Experience Officer
	HyreCar Inc.	Transportation	Director
	Cubs Charities	Nonprofit	Director
	OneCare Media	Internet Media & Services / Publishing	Director
	University of Phoenix	Nonprofit	Trustee
Christian Rudder	Archean Biologics	Healthcare	Cofounder and Director
	Grindr, Inc.	Online dating	Senior Product Advisor
Sally Storie	rewardStyle, Inc.	Internet Media & Services / Advertising	Vice President and Controller

Potential investors should also be aware of the following other potential conflicts of interest:

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses, on the other hand. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he is entitled to substantial compensation and has substantial time commitments, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our sponsor subscribed for founder shares prior to the date of this Report and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on Nasdaq, we will also reimburse our sponsor or an affiliate of our sponsor for office space secretarial and administrative services provided to us, in the amount of up to $10,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our sponsor and each member of our management team have agreed to, pursuant to the letter agreement entered into with us, vote their founder shares and public shares in favor of our initial business combination. Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.  Executive Compensation

Executive Officer and Director Compensation

The Company has agreed to pay Sally Storie an annual retainer of $50,000 as compensation for services rendered as a director of the Company. None of our other executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our sponsor or an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers, directors or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers, directors or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.  Security Ownership of Certain Beneficial Owners and management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 21, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary share; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 20,379,900 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 5,094,975 Class B ordinary shares outstanding as of March 21, 2022. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

	Class B ordinary shares		Class A ordinary shares
	Number of		Number of
	Shares	Approximate	Shares	Approximate	Approximate
	Beneficially	Percentage of	Beneficially	Percentage of	Percentage of
Name and Address of Beneficial Owner(1)	Owned	Class(2)	Owned	Class	Voting Control
Corazon V838 Monoceros Sponsor LLC(3)	5,094,975(3)	100%	—	—	20%
Directors and Officers
Sam Yagan(3)(4)	5,094,975(3)	100%	—	—	20%
Steve Farsht(3)(4)	5,094,975(3)	100%	—	—	20%
Phil Schwarz(3)(4)	5,094,975(3)	100%	—	—	20%
Mike Gamson(4)	—	—	—	—	—
Brooke Skinner Ricketts(4)	—	—	—	—	—
Christian Rudder(4)	—	—	—	—	—
Sally Storie(4)	—	—	—	—	—
All officers and directors as a group (7 individuals)	5,094,975	100%	—	—	20%
Other Beneficial Holders
Arena Capital Advisors, LLC—CA(5)	—	—	1,408,460	5.74%	5.52%
Magnetar Financial, LLC(6)	—	—	1,973,195	9.68%	7.75%
DRW Investments, LLC—CA(7)	—	—	1,800,000	8.83%	7.07%
Integrated Core Strategies (US) LLC (8)	—	—	1,459,083	7.16%	5.73%

*            Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 222 West Merchandise Mart Plaza, Box #2982, Chicago, IL 60654.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our final prospectus.
(3)	Corazon V838 Monoceros Sponsor LLC, our sponsor, is the record holder of the shares reported herein. The Sponsor is controlled by Sam Yagan, Steven Farsht and Philip Schwarz, and as such, each have voting and investment discretion with respect to the securities held by the Sponsor and may be deemed to have beneficial ownership of the reported securities but disclaim beneficial ownership except to the extent of their respective pecuniary interest therein.
(4)	Information does not reflect interests held in our sponsor.
(5)	Includes Class A ordinary shares beneficially held by Arena Capital Advisors, LLC—CA, a Delaware limited liability corporation (“ACA”), Arena Short Duration High Yield Fund, LP—Series A, a Delaware limited partnership (“AF-A”), Arena Short Duration High Yield Fund, LP—Series B, a Delaware limited partnership (“AF-B”), Arena Short Duration High Yield Fund, LP—Series C, a Delaware limited partnership (“AF-C”), Arena Short Duration High Yield Fund, LP—Series E, a Delaware limited partnership (“AF-E”), Arena Capital Fund, LP—Series 3, a Delaware limited partnership (“ACF-3”), Arena Capital Fund, LP—Series 4, a Delaware limited partnership (“ACF-4”), Arena Capital Fund, LP—Series 5, a Delaware limited partnership (“ACF-5”), Arena Capital Fund, LP—Series 6, a Delaware limited partnership (“ACF-6”), Arena Capital Fund, LP—Series 8, a Delaware limited partnership (“ACF-8”), Arena Capital Fund, LP—Series 10, a Delaware limited partnership (“ACF-10”), Arena Capital Fund, LP—Series 11, a Delaware limited partnership (“ACF-11”) and Arena Capital Fund, LP - Series 16, a Delaware limited partnership (“ACF-16”), based solely on the Schedule 13G/A filed by ACA, AF-A, AF-B, AF-C, AF-E, , ACF-3, ACF-4, ACF-5, ACF-6, ACF-8, ACF-10, ACF-11 and ACF-16 on February 10, 2022. The principal business address for ACA, AF-A, AF-B, AF-C, AF-E, , ACF-3, ACF-4, ACF-5, ACF-6, ACF-8, ACF-10, ACF-11 and ACF-16 is 12121 Wilshire Blvd., Ste. 1010, Los Angeles, CA 90025..

(6)	Includes Class A ordinary shares beneficially held by Magnetar Financial LLC (“Magnetar Financial”); Magnetar Capital Partners LP (Magnetar Capital Partners”); Supernova Management LLC (“Supernova Management”); and Alec N. Litowitz (“Mr. Litowitz”).The shares of common stock in the table are held for Magnetar Constellation Fund II, Ltd (“Constellation Fund II”), Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Magnetar Capital Master Fund Ltd (“Master Fund”), Magnetar Discovery Master Fund Ltd ("Discovery Master Fund"), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Purpose Alternative Credit Fund Ltd ("Purpose Fund"), Magnetar SC Fund Ltd (“SC Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), a Delaware limited partnership; Magnetar Lake Credit Fund LLC ("Lake Credit Fund"), Purpose Alternative Credit Fund - T LLC ("Purpose Fund - T"), Delaware limited liability companies; collectively (the “Magnetar Funds”) based solely on the Schedule 13G filed by Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Litowitz on January 14, 2022. Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares of common stock held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Litowitz. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(7)	Includes Class A ordinary shares beneficially held by DRW Investments, LLC, an Illinois Limited Liability Company (“DRWI”), DRW Holdings, LLC, a Delaware Limited Liability Company (“DRWH”) and Donald R. Wilson, Jr., a United States Citizen (“Mr. Wilson”) based solely on the Schedule 13G filed by DRWI, DRWH and Mr. Wilson on August 31, 2021. The principal business address for DRWI, DRWH and Mr. Wilson is 540 West Madison Street, Suite 2500, Chicago, Illinois 60661.
(8)	Includes Class A ordinary shares beneficially held by Integrated Core Strategies (US) LLC, a Delaware limited liability company (“ICS”), ICS Opportunities, Ltd., a Cayman Islands exempted company (“ICSO”), ICS Opportunities II, LLC (“ICSO II”), a Cayman Islands entity, Millennium International Management L.P., a Delaware limited partnership (“MIM”), Millennium Management LLC, a Delaware limited liability company (“MI”), Millennium Group Management LLC, a Delaware limited liability company (“MGM”), and Israel Englander, the sole voting trustee of the managing member of Millennium Group Management and a United States citizen (“Mr. Englander”), based solely on the Schedule 13G filed jointly by ICS, ICSO, ICSO II, MIM, MI, MGM, and Mr. Englander, with the SEC on January 27, 202. The business address of each of ICS, RG, ICSO, MIM, MI, MGM, and Mr. Englander is 399 Park Avenue, New York, NY 10022.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On January 23, 2021, the sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,750,000 Class B ordinary shares. The holders of the founder shares agreed to forfeit up to an aggregate of 750,000 founder shares, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriter, so that the founder shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 31, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 379,900 Over-Allotment Units; thus, only 655,025 Class B ordinary shares remained subject to forfeiture as of such date. On May 7, 2021, 2021, 655,025 Class B ordinary shares were forfeited, resulting in the sponsor holding 5,094,975 Class B ordinary shares as of such date.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,666,667 private placement warrants, at a price of $1.50 per Private Placement Warrant with the sponsor, generating gross proceeds of $7.0 million. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We currently maintain our executive offices at 222 West Merchandise Mart Plaza, Box #2982, Chicago, IL 60654. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor or an affiliate of our sponsor for office space, administrative and support services, commencing on the date that our securities are first listed on Nasdaq. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers, directors or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors, or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the consummation of initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of initial public offering and we issued an unsecured promissory note to our sponsor. This promissory note was non-interest bearing, unsecured and was due at the earlier of December 31, 2021 or the closing of initial public offering. The outstanding balance under the promissory of approximately $86,768 was repaid upon the consummation of our initial public offering on March 29, 2021.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We entered into a registration and shareholder rights agreement pursuant to which our sponsor will be entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors will adopt a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairperson of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Mr. Gamson, Ms. Skinner Ricketts, Mr. Rudder, and Ms. Storie are “independent directors” as defined in Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees by Marcum LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021, and of services rendered in connection with our initial public offering, totaled $107,182.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the year ended December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any audit-related fees during the year ended December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any audit-related fees during the year ended December 31, 2021.

Pre-Approval Policy. Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this Annual Report:
(1)	Financial Statements
(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
3.2	Specimen Unit Certificate (2).
3.3	Specimen Warrant Certificate (2).
3.4	Specimen Class A Ordinary Share Certificate (2).
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
4.2	Description of Company’s Securities.*
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
10.2	Registration and Shareholder Rights Agreement among Company and the Sponsor.(1)
10.3	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(1)
10.4	Administrative Services Agreement between the Registrant and the sponsor.(1)
10.5	Letter Agreement between the Company and the Sponsor.(1)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.1	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase
101.DEF	iXBRL Taxonomy Extension Definition Linkbase
101.LAB	iXBRL Taxonomy Extension Label Linkbase
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101

*     Filed herewith

**   Furnished herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 26, 2021.
(2)	Incorporated by reference to the registrant’s General Form for Registration of Securities under the Securities Act of 1933 (Form S-1/A), filed with the SEC on March 11, 2021.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, New York, on the 29th day of March, 2022.

CORAZON CAPITAL V838 MONOCEROS CORP

By:	/s/ Sam Yagan
Name:	Sam Yagan
Title:	Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sam Yagan	Chief Executive Officer and Director (Principal	March 29, 2022
Sam Yagan	Executive Officer)

/s/ Steven Farsht	Chief Financial Officer and Director (Principal	March 29, 2022
Steven Farsht	Financial and Accounting Officer)

/s/ Mike Gamson	Director	March 29, 2022
Mike Gamson

/s/ Brooke Skinner Ricketts	Director	March 29, 2022
Brooke Skinner Ricketts

/s/ Christian Rudder	Director	March 29, 2022
Christian Rudder

/s/ Sally Storie	Director	March 29, 2022
Sally Storie

CORAZON CAPITAL V838 MONOCEROS CORP
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Corazon Capital V838 Monoceros Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Corazon Capital V838 Monoceros Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from January 29, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 29, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s realization of its business plan is dependent upon its ability to complete a business combination on or before its scheduled liquidation date of March 26, 2023, which is less than one year from the issuance date of the financial statements. The Company expects to incur significant costs in pursuit of a business combination and will need to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Melville, NY

March 29, 2022

CORAZON CAPITAL V838 MONOCEROS CORP

BALANCE SHEET

DECEMBER 31, 2021

Assets
Current assets:
Cash	$1,443,430
Prepaid expenses	388,572
Total current assets	1,832,002
Investments held in Trust Account	203,813,533
Total Assets	$205,645,535

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$9,913
Accrued expenses	458,288
Total current liabilities	468,201
Deferred underwriting commissions	7,132,965
Derivative warrant liabilities	8,094,040
Total liabilities	15,695,206

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 20,379,900 shares at $10.00 per share	203,799,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,094,975 shares issued and outstanding	509
Additional paid-in capital	—
Accumulated deficit	(13,849,180)
Total shareholders’ deficit	(13,848,671)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$205,645,535

The accompanying notes are an integral part of these financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 29, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

General and administrative expenses	$897,654
Administrative expenses - related party	90,000
Loss from operations	(987,654)
Other income (expense)
Change in fair value of derivative warrant liabilities	5,596,390
Financing costs - derivative warrant liabilities	(428,090)
Net gain from investments held in Trust Account	14,533
Net income	$4,195,179

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	16,987,693
Basic and diluted net income per share, Class A ordinary shares	$0.19
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,018,436
Basic and diluted net income per share, Class B ordinary shares	$0.19

The accompanying notes are an integral part of these financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 29, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance — January 29, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Excess cash received over the fair value of the private placement warrants	—	—	—	—	373,330	—	373,330
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(397,821)	(18,044,359)	(18,442,180)
Forfeiture of Class B ordinary shares	—	—	(655,025)	(66)	66	—	—
Net income	—	—	—	—	—	4,553,179	4,553,179
Balance — December 31, 2021	—	$—	5,094,975	$509	$—	$(13,491,180)	$(13,490,671)

The accompanying notes are an integral part of these financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 29, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net income	$4,195,179
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Change in fair value of derivative warrant liabilities	(5,596,390)
Financing costs - derivative warrant liabilities	428,090
Net gain from investments held in Trust Account	(14,533)
Changes in operating assets and liabilities:
Prepaid expenses	(388,572)
Accounts payable	9,913
Accrued expenses	388,288
Net cash used in operating activities	(953,025)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(203,799,000)
Net cash used in investing activities	(203,799,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(86,768)
Proceeds received from initial public offering, gross	203,799,000
Proceeds received from private placement	7,000,000
Offering costs paid	(4,516,777)
Net cash provided by financing activities	206,195,455

Net increase in cash	1,443,430

Cash - beginning of the period	—
Cash - end of the period	$1,443,430

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$86,768
Deferred underwriting commissions	$7,132,965
Forfeiture of Class B ordinary shares	$66

The accompanying notes are an integral part of these financial statements.

Note 1-Description of Organization, Business Operations and Basis of Presentation

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

As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from January 29, 2021 (Inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Corazon V838 Monoceros Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 23, 2021. On March 26, 2021, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million (see Note 3), and incurring offering costs of approximately $11.6 million, of which $7.0 million was for deferred underwriting commissions (see Note 6). The Company granted the underwriter a 45-day option to purchase up to an additional 3,000,000 Units at the Initial Public Offering price to cover over-allotments, if any. On March 29, 2021, the underwriters sent a notice to partially exercise the over-allotment option, and on March 31, 2021 purchased an additional 379,900 Units, generating gross proceeds of approximately $3.8 million (the “Over-Allotment”). The Company incurred additional offering costs of approximately $209,000, of which approximately $133,000 was for deferred underwriting fees (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.0 million (see Note 4).

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement,$203.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering, the Over-Allotment and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i)$10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On May 14, 2021, holders of the Company’s Units became able to elect to separately trade the Class A ordinary shares and warrants included in the Units. Any Units not separated will continue to trade on the Nasdaq Capital Market.

Liquidity and Going Concern

As of December 31, 2021, the Company had $1.4 million in its operating bank account and working capital of approximately $1.4 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $87,000 from the Sponsor pursuant to a Note (defined below, see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note (as defined in Note 5) as of March 29, 2021. Further, the Company expects to incur significant costs in pursuit of its acquisition plans. The Company also needs to raise additional funds to meet its obligations and sustain its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Note 2-Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021, the Company did not have any cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of December 31, 2021, the carrying values of cash, prepaid expenses, and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

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

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the

Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 20,379,900 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering and the Over-Allotment, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since Inception.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period. The calculation of diluted net income (loss) does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 11,459,967 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For The Period From January 29, 2021
	(Inception) Through
	December 31, 2021
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	3,238,480	956,699

Denominator:
Basic and diluted weighted average ordinary shares outstanding	16,987,693	5,018,436

Basic and diluted net income per ordinary share	$0.19	$0.19

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

Note 3-Initial Public Offering

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

Note 4-Private Placement

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

Note 5-Related Party Transactions

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative, financial and support services. The Company incurred $90,000 in expenses for these services, which is included in administrative expenses – related party in the accompanying statement of operations for the period from January 29, 2021 (Inception) through December 31, 2021. As of December 31, 2021, there were $30,000 accrued for such expenses.

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

Note 6-Commitments and Contingencies

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7-Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 20,379,900 Class A ordinary shares outstanding, all of which were subject to possible redemption and classified outside of permanent equity in the balance sheet.

Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$203,799,000
Less:
Proceeds allocated to public warrants	(7,063,760)
Class A ordinary share issuance costs	(11,378,420)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	18,442,180
Class A ordinary share subject to possible redemption	$203,799,000

Note 8-Derivative Warrant Liabilities

As of December 31, 2021, the Company had 6,793,300 Public Warrants and 4,666,667 Private Placement Warrants outstanding.

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

Note 9-Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 20,379,900 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and therefore classified as temporary equity (see Note 7).

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

Note 10-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
Description	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account	$203,813,533	$—	$—
Liabilities:
Derivative warrant liabilities -Public	$4,687,370	$—	$—
Derivative warrant liabilities - Private	$—	$—	$3,406,670

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants of approximately $6.9 million transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from January 29, 2021 (Inception) through December 31, 2021, as the Public Warrants were separately listed and traded during the period.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a binomial / lattice model, which assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. Subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants have been estimated using the Black Scholes Option Pricing Model at each measurement date. For the period January 29, 2021 (Inception) through December 31, 2021, the Company incurred a non-operating income resulting from a decrease in the fair value of derivative warrant liabilities of approximately $5.6 million, which is presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 26, 2021	As of December 31, 2021
Volatility	20.0%	12.0%
Stock price	$9.64	$9.76
Expected term	5.5	5.5
Risk-free rate	1.00%	1.30%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, classified in Level 3, for the period from January 29, 2021 (Inception) through December 31, 2021 is summarized as follows:

Level 3- Derivative warrant liabilities at January 29, 2021 (inception)	$—
Issuance of derivative warrant liabilities	13,690,430
Transfer of Public Warrants out of Level 3	(6,929,170)
Change in fair value of derivative warrant liabilities	(3,354,590)
Level 3 -Derivative warrant liabilities at December 31, 2021	$3,406,670

Note 11-Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were available for issuance. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.