Form 10-Q
period 2022-06-30
Corazon Capital V838 Monoceros Corp
filed 2022-08-15
CIK 1844635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 12, 2022, 20,379,900 Class A ordinary shares, and 5,094,975 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.

CORAZON CAPITAL V838 MONOCEROS CORP

Quarterly Report on Form 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)	2

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	2

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and for the period from January 29, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and for the period from January 29, 2021 (inception) through June 30, 2021	4

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the period from January 29, 2021 (inception) through June 30, 2021	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

CORAZON CAPITAL V838 MONOCEROS CORP

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$1,028,198	$1,443,430
Prepaid expenses	306,155	388,572
Total current assets	1,334,352	1,832,002
Investments held in Trust Account	204,109,274	203,813,533
Total Assets	$205,443,626	$205,645,535

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$1,955	$9,913
Accrued expenses	619,976	458,288
Total current liabilities	621,931	468,201
Deferred underwriting commissions	7,132,965	7,132,965
Derivative warrant liabilities	1,421,860	8,094,040
Total liabilities	9,176,756	15,695,206

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 20,379,900 shares at $10.01 and $10.00 per share at June 30, 2022 and December 31, 2021	204,009,274	203,799,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,094,975 shares issued and outstanding at June 30, 2022 and December 31, 2021	509	509
Additional paid-in capital	—	—
Accumulated deficit	(7,742,913)	(13,849,180)
Total shareholders’ deficit	(7,742,404)	(13,848,671)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$205,443,626	$205,645,535

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The		For The	For The Period From
	Three Months Ended		Six Months Ended	January 29, 2021 (Inception) Through
	June 30,		June 30,	June 30,
	2022	2021	2022	2021
General and administrative expenses	$262,264	$232,551	$591,380	$311,961
Administrative expenses - related party	30,000	30,000	60,000	30,000
Loss from operations	(292,264)	(262,551)	(651,380)	(341,961)
Other income (expense)
Change in fair value of derivative warrant liabilities	2,682,460	(72,070)	6,672,180	(5,400)
Financing costs - derivative warrant liabilities	—	—	—	(428,090)
Net gain from investments held in Trust Account	275,217	7,330	295,741	7,605
Net income (loss)	$2,665,413	$(327,291)	$6,316,541	$(767,846)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,379,900	20,379,900	20,379,900	13,254,703
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.10	$(0.01)	$0.25	$(0.04)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,094,975	5,094,975	5,094,975	5,058,642
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$(0.01)	$0.25	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	5,094,975	$509	$—	$(13,849,180)	$(13,848,671)
Net income	—	—	—	—	—	3,651,128	3,651,128
Balance - March 31, 2022 (Unaudited)	—	—	5,094,975	509	—	(10,198,052)	(10,197,543)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(210,274)	(210,274)
Net income	—	—	—	—	—	2,665,413	2,665,413
Balance - June 30, 2022 (Unaudited)	—	$—	5,094,975	$509	$—	$(7,742,913)	$(7,742,404)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD JANUARY 29, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 29, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Excess cash received over the fair value of the private placement warrants	—	—	—	—	373,330	—	373,330
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(397,755)	(18,044,425)	(18,442,180)
Net loss	—	—	—	—	—	(440,555)	(440,555)
Balance - March 31, 2021 (Unaudited)	—	$—	5,750,000	$575	$—	$(18,484,980)	$(18,484,405)
Forfeiture of Class B ordinary shares	—	—	(655,025)	(66)	66	—	—
Subsequent measurement of Class A ordinary shares subject to possible redemption against additional paid-in capital	—	—	—	—	(66)	66	—
Net loss	—	—	—	—	—	(327,291)	(327,291)
Balance — June 30, 2021 (Unaudited)	—	$—	5,094,975	$509	$—	$(18,812,205)	$(18,811,696)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For The Period From
	For The Six Months	January 29, 2021 (Inception)
	Ended June 30, 2022	Through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$6,316,541	$(767,846)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,000
Change in fair value of derivative warrant liabilities	(6,672,180)	5,400
Financing costs - derivative warrant liabilities	—	428,090
Net gain from investments held in Trust Account	(295,741)	(7,605)
Changes in operating assets and liabilities:
Prepaid expenses	82,418	(607,726)
Accounts payable	(7,958)	6,500
Accrued expenses	231,688	95,285
Net cash used in operating activities	(345,232)	(822,902)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(203,799,000)
Net cash used in investing activities	—	(203,799,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(86,768)
Proceeds received from initial public offering, gross	—	203,799,000
Proceeds received from private placement	—	7,000,000
Offering costs paid	(70,000)	(4,516,777)
Net cash (used in)/provided by financing activities	(70,000)	206,195,455

Net (decrease) increase in cash	(415,232)	1,573,553

Cash - beginning of the period	1,443,430	—
Cash - end of the period	$1,028,198	$1,573,553

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$—
Offering costs included in accrued expenses	$—	$70,000
Offering costs paid by related party under promissory note	$—	$86,768
Deferred underwriting commissions	$—	$7,132,965
Forfeiture of Class B ordinary shares	$—	$66
Remeasurement of Class A ordinary shares subject to possible redemption	$210,274	$—

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from January 29, 2021 (Inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and since the completion of the Initial Public Offering, the search for a prospective initial Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

The Company’s Sponsor, executive officers and directors have agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022 (the “Annual Report on Form 10-K”), which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $1.0 million in its operating bank account and working capital of approximately $712,000.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of June 30, 2022, there were no amounts outstanding under the Working Capital Loans.

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

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000, and investments held in Trust Account. At June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 20,379,900 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Subsequent changes result from income and losses on investments held in the Trust Account that would be distributed to the Class A ordinary shareholders upon redemption.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since Inception.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For The						For the Period From
	Three Months Ended						January 29, 2021
	June 30,				For The Six Months		(Inception) Through
	2022		2021		Ended June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$2,132,330	$533,083	$(261,833)	$(65,458)	$5,053,233	$1,263,308	$(555,746)	$(212,100)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,379,900	5,094,975	20,379,900	5,094,975	20,379,900	5,094,975	13,254,703	5,058,642

Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$(0.01)	$(0.01)	$0.25	$0.25	$(0.04)	$(0.04)

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

Note 4 - Private Placement

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

Note 5 - Related Party Transactions

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative, financial and support services. The Company incurred $30,000 and $30,000 in expenses for these services, which is included in administrative expenses – related party in the accompanying condensed statements of operations for the three months ended June 30, 2022 and 2021. The Company incurred $60,000 and $30,000 in expenses for these services, which is included in administrative expenses - related party in the accompanying condensed statements of operations for the six months ended June 30, 2022 and the period from January 29, 2021 (inception) through June 30, 2021, respectively.

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

Note 6 - Commitments and Contingencies

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

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 20,379,900 Class A ordinary shares outstanding, all of which were subject to possible redemption and classified outside of permanent equity in the condensed balance sheets.

Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds	$203,799,000
Less:
Proceeds allocated to public warrants	(7,063,760)
Class A ordinary share issuance costs	(11,378,420)
Plus:
Remeasurement of carrying value to redemption value	18,442,180
Class A ordinary share subject to possible redemption, December 31, 2021	203,799,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	210,274
Class A ordinary share subject to possible redemption, June 30, 2022	$204,009,274

Note 8 - Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, the Company had an aggregate of 11,459,967 warrants outstanding, comprised of 6,793,300 Public Warrants and 4,666,667 Private Placement Warrants.

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

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 - Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 20,379,900 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and therefore classified as temporary equity (see Note 7).

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

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$204,109,274	$—	$—
Liabilities:
Derivative warrant liabilities -Public	$—	$815,190	$—
Derivative warrant liabilities - Private	$—	$—	$606,670

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$203,813,533	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$4,687,370	$—	$—
Derivative warrant liabilities - Private	$—	$—	$3,406,670

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in May 2021, when the Public Warrants were separately listed and traded in an active market, and subsequently transferred to a Level 2 measurement during the quarter ending June 30, 2022 due to low trading volume.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a binomial / lattice model, which assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. Subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants have been estimated using the Black Scholes Option Pricing Model at each measurement date. For the three months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) of approximately $2.7 million and ($72,000) resulting from a decrease/(increase) in the fair value of liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations. For the six months ended June 30, 2022 and the period from January 29, 2021 (inception) through June 30, 2021, the Company recognized a gain/(loss) of approximately $6.7 million and ($5,000) resulting from a decrease/(increase) in the fair value of liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
Volatility	2.2%	12.0%
Stock price	$9.76	$9.76
Expected life of the options to convert	5.3	5.5
Risk-free rate	3.30%	1.30%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the six months ended June 30, 2022 and the period from January 29, 2021 (inception) through June 30, 2021, is summarized as follows:

Level 3 -Derivative warrant liabilities at December 31, 2021	$3,406,670
Change in fair value of derivative warrant liabilities	(1,680,000)
Level 3 -Derivative warrant liabilities at March 31, 2022	1,726,670
Change in fair value of derivative warrant liabilities	(1,120,000)
Level 3 -Derivative warrant liabilities at June 30, 2022	$606,670

Level 3- Derivative warrant liabilities at January 29, 2021 (Inception)	$—
Issuance of derivative warrant liabilities	13,690,430
Change in fair value of derivative warrant liabilities	(66,670)
Level 3 -Derivative warrant liabilities at March 31, 2021	$13,623,760
Change in fair value of derivative warrant liabilities	72,070
Transfer of Public Warrants out of Level 3	(6,929,170)
Level 3 -Derivative warrant liabilities at June 30, 2021	$6,766,660

Note 11 - Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Corazon Capital V838 Monoceros Corp The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Liquidity and Going Concern

As of June 30, 2022, we had approximately $1.0 million in our operating bank account and working capital of approximately $712,000.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Results of Operations

Our entire activity since inception up to June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had a net income of approximately $2.7 million, which consisted approximately $275,000 in net gain from investments held in the trust account, non-operating income of approximately $2.7 million resulting from changes in fair value of derivative warrant liabilities, offset by approximately $262,000 in general and administrative expenses and $30,000 in administrative expenses - related party.

For the three months ended June 30, 2021, we had a net loss of approximately $327,000, which consisted of approximately $233,000 in general and administrative expenses, $30,000 in administrative expenses – related party, a non-operating loss of approximately $72,000 for changes in fair value of derivative warrant liabilities, offset by approximately $7,000 in net gain from investments held in Trust Account.

For the six months ended June 30, 2022, we had a net income of approximately $6.3 million, which consisted approximately $296,000 in net gain from investments held in the trust account, non-operating income of approximately $6.7 million resulting from changes in fair value of derivative warrant liabilities, offset by approximately $591,000 in general and administrative expenses and $60,000 in administrative expenses - related party.

For the period from January 29, 2021 (Inception) through June 30, 2021, we had a net loss of approximately $768,000, which consisted of approximately $312,000 in general and administrative expenses, $30,000 in Administrative expenses – related party , a non-operating loss of approximately $5,000 for changes in fair value of derivative warrant liabilities, and approximately $428,000 in financing costs - derivative warrant liabilities, offset by $8,000 in net gain from investments held in Trust Account.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form 10-K. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of June 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 26, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in Part I, Item 1A of our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q as filed with the SEC on March 16, 2022 (the “March 2022 Quarterly Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K and March 2022 Quarterly Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: August 12, 2022	CORAZON CAPITAL V838 MONOCEROS CORP

	By:	/s/ Steven Farsht
	Name:	Steven Farsht
	Title:	Chief Financial Officer