Form 10-K
period 2022-12-31
Corazon Capital V838 Monoceros Corp
filed 2023-04-03
CIK 1844635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from January 1, 2022 through December 31, 2022

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

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	CRZNU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	CRZN	The Nasdaq Stock Market LLC
Warrants included as part of the Units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CRZNW	The Nasdaq Stock Market LLC

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive o?cers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The registrant’s units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant, began trading on The Nasdaq Capital Market (the “Nasdaq”) on May 14, 2021.

The aggregate market value of the registrant’s voting Class A ordinary shares held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $199,315,422 (based on the closing sales price of the ordinary shares on June 30, 2022 of $9.78)

As of March 30, 2023, 20,379,900 Class A ordinary shares, and 5,094,975 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” is to the amended and restated memorandum and articles of association that the company adopted prior to the consummation of our initial public offering;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
●	“Class A ordinary shares” are to our class A ordinary shares, par value $0.0001 per share;
●	“Class B ordinary shares” are to our class B ordinary shares, par value $0.0001 per share;
●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“initial shareholders” are to all of our shareholders immediately prior to the date of this report, including all of our officers and directors to the extent they hold ordinary shares;
●	“management” or our “management team” are to our executive officers and directors;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and that may be issued upon conversion of working capital loans, if any;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“sponsor” is to Corazon V838 Monoceros Sponsor LLC, a Delaware limited liability company;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent that they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and
●	“we,” “us,” “our,” “company” or “our company” are to Corazon Capital V838 Monoceros Corp, a Cayman Islands exempted company.

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

●	We are a company established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization, or similar partnering transaction with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team may not be indicative of future performance of an investment in us.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed, pursuant to the letter agreement entered into with us, to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our sponsor after the consummation of our initial public offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by recent increases in inflation, the coronavirus (“COVID-19”) outbreak and the status of debt and equity markets.
●	If we seek shareholder approval of our initial business combination, our sponsor, executive officers, directors or their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.
●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.
●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
●	If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

v

PART I

Item 1.  Business

Our Company

We are a blank check company incorporated as a Cayman Islands exempted company, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or similar business combination with one or more businesses. In this Report, we refer to such business combination as our initial business combination. While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus our pursuit in areas where we possess deep investing experience and operating expertise. We will look for opportunities with certain business attributes or in certain categories, including, but not limited to, businesses with consumer-facing technology, subscription or recurring revenue models, marketplaces and networks, or that operate in sectors such as education, social media and dating, and ecommerce.

Business Strategy

Our sponsor group comprises of Corazon Capital, a Chicago-based venture capital firm, (“Corazon” or the “Firm”) and its principals, who possess a rare blend of operating expertise, investing experience, and demonstrated M&A execution across business lifecycle stages in both private and public markets. Corazon’s principals began their collaboration in 2011 and have collectively founded six companies, served as chief executive officers of seven companies, and led those companies through four exits, including one initial public offering. They have collectively deployed over $1 billion in control investments and M&A transactions and held over thirty seats on private and public boards. Corazon’s scope reflects its principals’ vast operating expertise and investing experience. The Firm has managed several investment strategies, including four traditional venture funds, two funds of funds, and two cryptocurrency special purpose vehicles. Through the Firm and individually, Corazon’s principals have invested across a broad spectrum of early, growth, and late-stage companies and believe a SPAC formation represents a natural expansion for Corazon Capital.

Corazon’s principals, Sam Yagan, Steve Farsht, and Phil Schwarz (our CEO, CFO, and CSO, respectively), have accomplished track records as operators and investors.

Mr. Yagan co-founded and served as the CEO of SparkNotes (acquired by Barnes & Noble), MetaMachine, Inc, and OkCupid(acquired by InterActiveCorp (“IAC”) / Match Group). Within two years of joining IAC, Mr. Yagan assumed the role of Match Group CEO, driving its growth through both acquisition and organic growth, including the incubation of Tinder, through its initial public offering. In 2016, Mr. Yagan joined ShopRunner as its CEO, leading it through a strategic transformation and to its recent acquisition by FedEx Corporation.

As a General Partner at Norwest Equity Partners (“NEP”), a leading middle-market investment firm with almost $3 billion in AUM at the time, Mr. Farsht participated in the firm’s growth over a decade from five to twenty-five investment professionals. Building on his investing background, Mr. Farsht has also had several operating roles, including CEO of DCM Services (an NEP portfolio company), COO of Tap.me (a mobile in-game advertising platform), and co-head of Techstars Chicago (formerly known as Excelerate Labs).

Mr. Schwarz began his investing career as an Associate Director at UBS Investment Bank before serving as Executive Director of Venture Investments, Corporate Development, and Strategy at Kaplan, where he co-managed Kaplan Ventures and co-founded the Kaplan EdTech Accelerator in partnership with Techstars Chicago. In 2014, Mr. Schwarz joined Mr. Yagan at Match Group, first as Head of Growth Initiatives and then as Tinder’s Chief Marketing Officer, where he oversaw global marketing, brand strategy, and member retention during a period of explosive growth.

Mr. Yagan and Mr. Farsht started working together at Excelerate Labs (now Techstars Chicago) in 2011, before co-leading it in 2013, a partnership they strengthened later that year when they co-founded Corazon Capital. Mr. Schwarz and Mr. Yagan have worked together since 2014, when Mr. Yagan hired Mr. Schwarz at Match Group; the three have worked together at Corazon Capital since 2016.

Throughout these decades of experience as founders, investors, operators, and executives, our team has developed an exceptionally deep and broad network. These relationships include our positions as LPs at over a dozen leading and emerging venture capital firms and our own LP base, which includes institutional investors, influential high-net-worth families, and accomplished entrepreneurs. Mr. Yagan has a strong reputation among public company investors from his time at IAC and Match Group. Mr. Yagan, through both Match Group’s initial public offering and ShopRunner’s recent exit, and Mr. Schwarz, through his experience in investment banking at UBS and corporate development at Kaplan, also maintain strong relationships with investment banks. Collectively, our deep, long-standing relationships with founders, investors, operators, and executives in and around our target industries will amplify our ability to source targets, conduct diligence, execute our initial business combination, and help drive continued growth and public market enthusiasm thereafter.

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

First, we value the importance of culture, philosophical leadership alignment, and collaborative mentorship in the boardroom. Under Mr. Yagan’s leadership, ShopRunner earned recognition as a “best place to work” in Chicago and for its leadership on diversity, equity, and inclusion initiatives. As investors and board members, our management team has developed extraordinary, trusted relationships with CEOs of high-growth, pre-public technology companies, who have perspectives similar to the leaders of our likely potential business combination targets.

Second, we have successfully grown businesses organically through a variety of strategies. At SparkNotes, we executed a strategy of content creation and business model innovation (ad-supported publishing) to wrest market leadership from the long-time category leader. At OkCupid, we executed a strategy of content marketing (our OkTrends blog) and business model innovation (freemium) to earn recognition as one of the most relevant dating brands in America. At Match, we executed a strategy of brand evolution and product transformation to move from a desktop and web-based business to a mobile and app-based business. At Tinder, we created an industry-defining global brand and reimagined OkCupid’s freemium business model innovations to create tens of billions of dollars in market value. On our boards and in service to our portfolio CEOs, we have rolled up our sleeves to help transform business models, enhance distribution channels, create new pricing strategies, navigate the pandemic, and optimize cap tables and balance sheets, all in the name of supporting management and driving growth.

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

Fourth, we value having a positive impact on the world. We plan to use ESG screens in the selection of any potential business combination target and we will integrate ESG factors into our investment analysis and decision-making processes. Given our digital focus, we expect the social and governance factors to take priority and we will look to identify products that positively impact society or companies that have committed to diversity, equity, and inclusion. After executing our initial business combination, we plan to acknowledge, manage and report on financially material ESG factors, believing that positive ESG performance will enhance our success through both risk mitigation and value creation. Our strong ESG proposition will differentiate us from other partners while making us more attractive to the management, employees, and customers of potential business combination targets.

Our management team has a unique depth and breadth of operational expertise, which management teams at potential targets will regard with credibility and respect. We will represent an empathetic, operationally-focused, and strategic partner with whom they can collaborate in creating significant long-term shareholder value as a public company. Once we complete our initial business combination, we expect to make an immediate impact as board members by partnering with management to assess opportunities to enhance performance through talent augmentation, executional improvements, and organic and inorganic growth strategies.

Our Management Team

Our management team comprises Sam Yagan, our Chairman and Chief Executive Offer, Steve Farsht, our Chief Financial Officer, and Phil Schwarz, our Chief Strategy Officer. Our independent directors will complement management, as described below.

Sam Yagan, our Chairman and Chief Executive Officer, co-founded Corazon Capital in 2013. From 2016 to 2021, Mr. Yagan served as the Chief Executive Officer of ShopRunner, Inc., a multi-product ecommerce platform enabling millions of members to transact billions of dollars’ worth of gross merchandise value. In 2020, Mr. Yagan led the sale of ShopRunner to FedEx Corporation (NYSE: FDX). Prior to ShopRunner, Mr. Yagan served as the Vice-Chairman of Match Group (Nasdaq: MTCH), a position he assumed in 2016 after leading the company as Chief Executive Officer through a period of explosive growth that culminated in its IPO in 2015. Mr. Yagan’s prior entrepreneurial ventures in the consumer internet sector include SparkNotes, still the dominant brand of study guides, and MetaMachine, Inc., once the largest peer-to-peer file-sharing network in the world. Mr. Yagan sold SparkNotes to iTurf, Inc. and then to Barnes & Noble, Inc., where he served as Publisher and oversaw the expansion of the digitally-native brand into a multi-platform media business. Mr. Yagan also co-founded OkCupid in 2003, which he led as its CEO through its sale to Match Group in 2011. In 2009, Mr. Yagan co-founded Excelerate Labs (now Techstars Chicago), a leading start-up accelerator, and served as its first Managing Director. Mr. Yagan sits on the board of several private companies, including SpotHero, Brilliant Worldwide, O’Brien Veterinary Group, Songfinch, and TripScout. He previously served on the Digital Advisory Council at Target Corp (NYSE: TGT), the Stanford Graduate School of Business Management Board, and as an advisor to Proctor & Gamble (NYSE: PG). Mr. Yagan also sits on the boards of four non-profits: Start Early, Leaders in Tech, Illinois Mathematics & Science Academy Fund Board, and Rush University Medical Center. Mr. Yagan has earned recognition on TIME Magazine’s “100 Most Influential People in the World,” Fortune Magazine’s “40 Under 40,” Crain’s Chicago “Tech 50” and “40 Under 40,” Billboard Magazine’s “30 Under 30,” and ranked #19 on Silicon Alley Insider’s “Most Inspiring and Influential People.” Mr. Yagan holds a B.A. with honors in Applied Mathematics and Economics from Harvard College and an M.B.A. from the Stanford Graduate School of Business, earning distinctions as a Siebel Scholar, an Arjay Miller Scholar, and the Henry Ford Scholar, the latter of which Stanford awards annually to each class’s valedictorian.

Steve Farsht, our Chief Financial Officer and director, co-founded Corazon Capital in 2013 and acts as one of its Managing Directors. Mr. Farsht co-ran Techstars Chicago from 2013 to 2014 and served as a Board Member from 2013 to 2017. Mr. Farsht currently serves on the boards of TradingView (a Techstars Chicago portfolio company), KetoNatural Pet Foods and VarunaTech. Mr. Farsht also spent sixteen months as COO of Tap.me, from 2011 to 2013, leading its sale to MediaMath. Mr. Farsht served as a General Partner with Norwest Equity Partners. From 1998 to 2007, he invested $280 million of equity in thirteen management buyouts, recapitalizations, and growth capital investments across a breadth of industries and supported his platform companies in completing nine add-on acquisitions. Mr. Farsht has served on seven boards and led the sale of several companies to strategic and financial buyers. Mr. Farsht transitioned out of his private equity career in 2007 by taking on the CEO role of NEP portfolio company DCM Services. In that role, Mr. Farsht led the creation of the company’s vision, strategy, and core values. Mr. Farsht retooled the management team and restructured operations while growing market share by almost 80% over his four-year tenure. Earlier in his career, Mr. Farsht spent four years at Arthur Andersen from 1992 to 1996 as a senior auditor and M&A due diligence consultant; he currently maintains his CPA Inactive designation. Mr. Farsht has earned recognition as a member of Crain’s Chicago “Tech 50.” Mr. Farsht holds an M.B.A. from Northwestern’s Kellogg School of Management, where he served as a Lecturer of Entrepreneurship and Innovation, and a B.A. in Accountancy from the University of Wisconsin-Madison.

Phil Schwarz, our Chief Strategy Officer, serves as a Partner at Corazon Capital, a position he has held since 2021. Mr. Schwarz also serves as a Director of SpringBig Holdings, Inc. (NASDAQ: SBIG). From 2014 to 2016, Mr. Schwarz served as the Chief Marketing Officer of Tinder, the world’s leading dating business. Mr. Schwarz oversaw the company’s brand, growth, and user retention efforts worldwide, driving a period of explosive user growth and global expansion, including serving as a member of the executive team that launched Tinder’s revenue products, up to and beyond Match Group’s IPO in late 2015. Mr. Schwarz’s prior roles include Vice President of Growth Initiatives at Match Group, which he held in 2014, as well as Executive Director at Kaplan and Kaplan Ventures (then part of the Washington Post Company), which he held from 2010 to 2014, where Mr. Schwarz co-founded the Kaplan/Techstars EdTech Accelerator, whose graduates have raised more than $250 million in funding. At Kaplan, Mr. Schwarz also invested in early stage EdTech companies, served on boards of directors for Kaplan Ventures’ portfolio companies, and executed a series of corporate acquisitions. Earlier in his career, Mr. Schwarz served as an Associate Director at UBS Investment Bank from 2008 to 2010, advising companies on public offerings and buy- and sell-side M&A. Prior to that, Mr. Schwarz led numerous technology product development efforts for the Blue Cross Blue Shield Association, Vitria Technology, and BP Amoco, and served as a Management Consultant at PricewaterhouseCoopers. Mr. Schwarz holds an M.B.A. with honors from the University of Chicago Booth School of Business, where he guest lectures on Start-up Marketing, and a B.B.A., cum laude, from Ohio University’s College of Business.

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

Mike Gamson brings over twenty years of experience in building and scaling teams, with particularly unparalleled expertise in enterprise sales. Mr. Gamson currently serves as the CEO of Evozyne, which applies boundary-breaking biology that combines engineering and AI to develop transformative solutions in biotechnology and sustainability, a position he has held since 2023. Prior to Evozyne, Mr. Gamson spent 4 years as CEO of Relativity, a global legal and compliance technology company. Prior to Relativity, Mr. Gamson spent eleven years in a variety of leadership positions at LinkedIn, including serving on the executive team which, under CEO Jeff Weiner, drove LinkedIn’s $26 billion sale to Microsoft in 2016. Mr. Gamson’s tenure at LinkedIn prior to and after the Microsoft acquisition includes SVP of Global Solutions, from 2011 to 2019, a role in which he built and managed a team of 5,000 employees across more than thirty offices worldwide, focusing on servicing corporate customers in three primary areas: talent solutions, marketing solutions, and sales solutions. Mr. Gamson and his team helped enterprises leverage LinkedIn to transform the way they hire, market, sell, and learn. During this time, Mike developed a deep passion for developing fast-growing, diverse, and customer-centric teams. In 2019, Mike received the Entrepreneurial Champion Award for his contributions to the Chicago start-up ecosystem that include his prolific angel investing track record. Mr. Gamson has a long-standing relationship with Mr. Yagan, including serving together on the Board of Directors of SpotHero, co-investing in several start-ups, and as an LP in two of Corazon’s funds. Mr. Gamson holds a B.A. in Comparative Religions and Fine Arts from Amherst College.

Brooke Skinner Ricketts serves as President and Co-founder of Beyond Barriers, a company on a mission to expand economic opportunity for everyone by helping women+ advance as resilient, future-ready leaders. Prior to Beyond Barriers, Ms. Ricketts served as Chief Experience Officer at Cars.com (NYSE: CARS), where she oversaw both product and marketing. Ms. Skinner Ricketts has developed deep expertise in marketing and has passion for the power of marketing to drive business growth, and the potential to leverage marketing, product, and technology as a complete value generating system. An operator through and through, Ms. Skinner Ricketts has led both business turnarounds and digital transformations. Prior to joining Cars.com in 2016, Ms. Skinner Ricketts was Head of Brand Strategy at Twitter from 2014 to 2016 and also held positions in marketing at SC Johnson/FCB and Digitas, developing expertise that spans both branding and performance campaigns and strategies that include analytics, SEO, media, design, and product. Ms. Skinner Ricketts helped take Cars.com and HyreCar (Nasdaq: HYRE) public in 2017 and 2018, respectively, sits on HyreCar’s board of directors, and contributes as a civic leader in her community, founding she100, and serving as a director of Cubs Charities and Housing Opportunities for Women. Ms. Skinner Ricketts has earned recognition as a member of Crain’s Chicago “Tech 50” and “40 Under 40” and as a member of The Chicago Network, Leadership Greater Chicago, and the Economic Club of Chicago. Ms. Skinner Ricketts holds a B.A. in Politics, Law and Society, and Art History from Bard College at Simon’s Rock.

Christian Rudder’s entrepreneurial endeavors date back over twenty years, when he joined as one of Mr. Yagan’s first teammates at SparkNotes. With Mr. Yagan, Mr. Rudder co-founded OkCupid, where he created its award-winning blog, developed novel new products, and introduced many business model innovations. Mr. Rudder served as the President of OkCupid from 2012 to 2015 after its acquisition by Match Group in 2011, driving its most prolific period of financial growth. In 2017, Mr. Rudder co-founded and led StellarX, a currency trading platform built on the Stellar universal marketplace. In 2020, Mr. Rudder co-founded Archean Biologics, a company building a universal cure for the flu, and he also served as a senior product advisor for Grindr, Inc. from 2020 to 2022.Throughout these experiences, Mr. Rudder has established himself as one of the industry’s most thoughtful and accomplished digital product leaders. Rounding out his talents, Mr. Rudder has toured the globe with his indie rock band, Bishop Allen; wrote a New York Times best-selling book, Dataclysm; and holds a B.A. in Mathematics with honors from Harvard College.

Sally Storie brings over twenty years of experience in accounting and finance in the technology industry. Ms. Storie currently serves as Vice President and Controller of LTK (formerly rewardStyle, Inc.), a position she has held since 2019. Prior to joining rewardStyle, Inc., Ms. Storie was Controller of Academic Partnerships from 2016 to 2018. From 2003 to 2016, Ms. Storie held positions of increasing responsibility at Match Group Inc. (Nasdaq: MTCH) including Director, Financial Reporting and Compliance which oversaw global Sarbanes-Oxley compliance and financial integration of acquisitions. She received a BA in Government from University of Texas at Austin and a MS in Accounting from University of Texas at Dallas.

Competitive Advantages

We believe our management team and directors offer a clear advantage to our shareholders in pursuing a potential business combination. Our key strengths include:

●	Culture. Our leadership team-and most of our directors-have worked closely together for many years in a combination of operating and investing environments. All of us share a passion for investing in and developing human capital and for building businesses that achieve both financial returns and social advancement. Our significant experience working together as a like-minded, cohesive team oriented toward a common purpose gives us an additional advantage in swiftly identifying and closing a potential business combination. Moreover, our interest in a target’s culture as a driver of the underlying economic opportunity will make us an attractive, differentiated partner.
●	Operational Expertise. Our management team has founded, led, grown, and exited multiple businesses. In addition, we have created novel, globally-relevant, and category-defining brands, disruptive and immensely value-creating business models, and products that have impacted the lives of hundreds of millions of consumers. Complementing our meaningful CEO experience, we have differentiating depth in product, marketing, finance, talent, and sales. Each individual on our team and on our board has demonstrated a lifelong commitment to mentorship and talent development. We will use this experience and expertise to bring strategic thought, tactical insight, and a spirit of collaboration to the board of directors of our acquisition target.
●	Investment Experience. Each member of our management team has experience across the corporate lifecycle, from running pre-seed accelerators all the way through executing large M&A transactions. Mr. Farsht’s career in private equity provides the foundational knowledge and expertise in growth-stage valuation and the rigorous processes required to consummate a transaction. Mr. Yagan’s experience operating in a public company environment will provide confidence to both the target’s board of directors and public market investors. Mr. Schwarz’s experience in corporate development and M&A provides further transactional expertise.
●	Relationships and Sourcing Network. Our team has an extensive personal and professional network within our key target industry, across geographies and industry sectors, and inclusive of both investors and operators. In addition to management’s individual relationships, our sponsor has an attractive and strategic LP base and itself has investments in other preeminent investment firms. We have chosen a set of directors whose networks largely complement management’s, adding meaningful functional and geographic diversity to our areas of strength. Our deep, long-standing relationships with individuals and companies in the consumer and technology industries will enable us to identify a range of promising, high-growth targets quickly and execute our initial business combination efficiently.

●	Our Board. Our board of directors provides invaluable investing experience, operating expertise, and significant relationships with individuals and companies operating in our target markets. Ms. Skinner Ricketts has deep marketing and public company executive experience as well as significant time served as a public company director. Mr. Gamson has built and scaled teams, run massive sales organizations, and has access to complementary deal flow. Mr. Rudder has worked on ground-breaking products in education, dating, fin-tech, and healthcare. Mr. Gamson and Mr. Rudder, in particular, have long-standing professional relationships with Mr. Yagan, while Ms. Skinner Ricketts and Mr. Yagan have forged a relationship through their civic engagement in the Chicago community. Mr. Gamson has also worked closely with Mr. Farsht and Mr. Schwarz on companies in which they have co-invested. Ms. Storie brings her expertise in accounting and technology companies along with management experience in financial reporting. We believe our board will provide us with vital counsel and guidance to assist us in identifying target companies and executing our initial business combination.

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

We have identified the following general criteria and guidelines to evaluate prospective target businesses. We will use these in evaluating acquisition opportunities, though we acknowledge that almost no prospective initial business combination will meet all of these criteria and guidelines. We intend to seek to acquire companies that:

●	Have an excellent management team and a thriving, intentional culture;
●	Offer a differentiated, valuable product or service;
●	Focus on the intersection of consumers and technology;
●	Operate in a large and growing market; and
●	Have a compelling growth trajectory.

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

Corporate Information

Our executive offices are located at 301 W. Grand Ave., #343, Chicago, IL 60654, and our telephone number is (312) 535-6282. We maintain a corporate website at www.crznspac.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Report or the registration statement of which this Report is a part.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.23 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period.

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

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes significantly longer than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

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

Financial Position

With funds available for a business combination in the amount of approximately $200.5 million, after payment of the estimated expenses of our initial public offering and approximately $7.1 million of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt, or otherwise.

Sources of Target Businesses

Target business candidates are brought to our attention from various affiliated and unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms, and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates and other affiliated sources may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.

In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay our sponsor or an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative support, and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including and other entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity.

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

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

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

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, executive officers, directors, or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, executive officers, directors, or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, officers, directors, or their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination, or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors, or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors, or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes, or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders, who, represented in person or by proxy and entitled to vote thereon, vote at the general meeting. In such case, our sponsor and each member of our management team have agreed, pursuant to the letter agreement entered into with us, to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares, we would need 7,642,463, or 37.5% (assuming all issued and outstanding shares are voted), or 1,273,745, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 20,379,900 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then- current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor, or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 24 months from the closing of our initial public offering to consummate an initial business combination. If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Our sponsor, executive officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director, or any other person.

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

Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses, and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriter of our initial public offering did not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third- party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third- party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses, or other entities with which we do business execute agreements with us waiving any right, title, interest, or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we had cash of approximately $852,000 held outside of the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy, or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy, or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.”

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

Competition

In identifying, evaluating, and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 301 W. Grand Ave., #343, Chicago, IL 60654. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor or an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains, or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains, or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures, or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.23 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 1A.  Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition, and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

Our sponsor owns, on an as-converted basis, 20% of our outstanding ordinary shares immediately following the completion of our initial public offering. Our sponsor and members of our management team also may, from time to time, purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders, who , represented in person or by proxy and entitled to vote thereon, vote at the general meeting. As a result, in addition to our sponsor’s founder shares, we would need 7,642,463, or 37.5% (assuming all issued and outstanding shares are voted), or 1,273,745, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 20,379,900 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination, pursuant to the letter agreement entered into with us, will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic.

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

Should the COVID-19 pandemic, or any future pandemic, epidemic, or similar public health threat, and any associated supply chain disruption, labor market impact, recession, or depression continue for a prolonged period, these risks could be exacerbated, causing further impact on our business, and search and consummation of our initial business combination.

We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets, and the other risks described herein. For example, the COVID-19 pandemic and the rising interest rates could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and the rising interest rates may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination, or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Business-Effecting Our Initial Business Combination-Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our sponsor, executive officers, directors, or their affiliates will select which shareholders to purchase securities from in any private transaction.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort, and resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between the U.S. and China and between Russia and Ukraine or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay, or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human, and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $1,700,000 will initially be available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates, or members of our management team will be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates, or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team, or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team, nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates, or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our trust account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual general meetings to elect directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, being the approval of holders of a majority of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold a general meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment, or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses, and other entities with which we do business execute agreements with us waiving any right, title, interest, or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility, or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and, to the extent any claims by a third-party (other than our independent registered public accounting firm), for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Over the last year, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased, and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms, or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“ run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy, or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition, or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

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

We may pursue business combination opportunities in any sector, except that we are not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition, or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution under Cayman Islands law being the approval of the holders of a majority of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law, being the approval of the holders of a majority of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by at least ninety per cent of the holders of our ordinary shares who attend and vote at our general meeting.Our sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of our initial public offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers, and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our letter agreement with our sponsor, officers, and directors may be amended without shareholder approval.

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

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors, or shareholders is required to provide any financing to us in connection with or after our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources, or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications, or abilities we suspected. Should the target business’s management not possess the skills, qualifications, or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest, or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive, and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property, or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes, or services.

This lack of diversification may subject us to numerous economic, competitive, and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

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

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately-held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account, and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation, and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,
●	each of which may make it difficult for us to complete our initial business combination.
●	In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements, and other rules and regulations that we are currently not subject to.

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

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, in order for our shares to be listed upon the consummation of our business combination, at such time our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million, and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) at such time. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, our Class A ordinary shares, and our warrants are listed on Nasdaq, our units, Class A ordinary shares, and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

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

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus relating to our initial public offering, the financial statements contained or incorporated by reference therein are not current, complete, or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the final prospectus related to our initial public offering, or defective provision, (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement, or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments” in our final prospectus) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants, or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

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

None of the private placement warrants are redeemable by us as so long as they are held by our sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 6,793,300 of our Class A ordinary shares as part of the units sold in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 4,666,667 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the sponsor, its affiliates, or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

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

Our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Our sponsor, officers, and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our sponsor, officers, and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers, or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Our sponsor, officers, and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same of similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director of officer, on the one hand, and us, on the other.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the section titled “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our executive officers, directors, security holders, and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders, or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors, or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers, and directors with other entities, we may decide to acquire one or more businesses or entities affiliated with our sponsor, executive officers, directors, or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Our sponsor, officers, and directors may sponsor, form, or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers, and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Business—Effecting Our Initial Business Combination—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers or directors potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications, or abilities necessary to profitably operate such business.

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

Since our sponsor, executive officers, and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after our initial public offering ), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

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

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest, or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

General Risk Factors

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption, and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications, and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information, and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional, and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming, and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

As a result, included on our balance sheet as of December 31, 2022 contained in this Report are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders, and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

An investment in us may result in uncertain or adverse U.S. federal income tax consequences.

An investment in us may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary shares and the one-third of a warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in our initial public offering is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding, or disposing of our securities.

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

As of December 31, 2022, we had $852,000 in our operating bank accounts and working capital of approximately $267,000. As of December 31, 2022, approximately $3.0 million of the amount on deposit in the Trust Account represented interest income, which is available to pay our tax obligations. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to consummate a Business Combination or our inability to continue as a going concern.

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

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition, and results of operations.

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

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political, and social conditions and government policies, developments, and conditions in the country in which we operate.

The economic, political, and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition, and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities, or capital.

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

Moreover, because these laws, regulations, and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We currently maintain our executive offices at 301 W. Grand Ave., #343, Chicago, IL 60654. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor or an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

(b) Holders

As of March 13, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and two holders of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Stock Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on January 29, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities (the “Business Combination”), that we have not yet identified. We will not be limited to a particular industry or geographic region in our identification and acquisition of a target company.

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

Liquidity and Going Concern

As of December 31, 2022, we had approximately $852,000 in our operating bank account and working capital of approximately $267,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $87,000 from our Sponsor pursuant to a Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note as of March 29, 2021. Further, we expect to incur significant costs in pursuit of our acquisition plans. We also need to raise additional funds to meet our obligations and sustain our operations. We are required to liquidate the Trust Account following March 26, 2023 if we are unable to complete a Business Combination by this date. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

Results of Operations

Our entire activity from January 29, 2021 (inception) through December 31, 2022, was in preparation for the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination.

For the year ended December 31, 2022, we had net income of approximately $9.7 million, which consisted of approximately $2.9 million in net gain from investments held in the Trust Account and non-operating income of approximately $7.9 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $977,000 in general and administrative expenses and $120,000 in administrative expenses - related party.

For the period from January 29, 2021 (inception) through December 31, 2021, we had net income of approximately $4.2 million, which consisted of non-operating income of approximately $5.6 million for the change in fair value of derivative warrant liabilities and approximately $15,000 in net gain from investments held in Trust Account, partially offset by approximately $898,000 in general and administrative expenses, $90,000 in administrative expenses - related party and approximately $428,000 in financing costs for derivative warrant liabilities.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the impact of macroeconomic factors, including inflation, on the industry and has concluded that while it is reasonably possible that the virus or such macroeconomic factors could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 20,379,900 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering and the Over-allotment, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequent changes result from income and losses on investments held in the Trust Account that would be distributed to the Class A ordinary shareholders upon redemption.

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

The calculation of diluted net income does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 11,459,967 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. We have considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriter. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Reference is made to Pages F-1 through F-21 comprising a portion of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of December 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 26, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, our Chief Executive Officer and Chief Financial Officer determined that our internal controls over financial reporting were not effective as of December 31, 2022, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 26, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Sam Yagan	45	Chief Executive Officer and Director
Steve Farsht	52	Chief Financial Officer and Director
Phil Schwarz	44	Chief Strategy Officer
Mike Gamson	48	Director
Brooke Skinner Ricketts	42	Director
Christian Rudder	47	Director
Sally Storie	45	Director

Sam Yagan, 45, is our Chairman and Chief Executive Officer. Mr. Yagan co-founded Corazon Capital in 2013. From 2016 to 2021, Mr. Yagan served as the Chief Executive Officer of ShopRunner, Inc., a multi-product ecommerce platform enabling millions of members to transact billions of dollars’ worth of gross merchandise value. In 2020, Mr. Yagan led the sale of ShopRunner to FedEx Corporation (NYSE: FDX). Prior to ShopRunner, Mr. Yagan served as the Vice-Chairman of Match Group (Nasdaq: MTCH), a position he assumed in 2016 after leading the company as Chief Executive Officer through a period of explosive growth that culminated in its IPO in 2015. Mr. Yagan’s prior entrepreneurial ventures in the consumer internet sector include SparkNotes, still the dominant brand of study guides, and MetaMachine, Inc., once the largest peer-to-peer file-sharing network in the world. Mr. Yagan sold SparkNotes to iTurf, Inc. and then to Barnes & Noble, Inc., where he served as Publisher and oversaw the expansion of the digitally-native brand into a multi-platform media business. Mr. Yagan also co-founded OkCupid in 2003, which he led as its CEO through its sale to Match Group in 2011. In 2009, Mr. Yagan co-founded Excelerate Labs (now Techstars Chicago), a leading start-up accelerator, and served as its first Managing Director. Mr. Yagan sits on the board of several private companies, including SpotHero, Brilliant Worldwide, O'Brien Veterinary Group, Songfinch, and TripScout. He previously served on the Digital Advisory Council at Target Corp (NYSE: TGT), the Stanford Graduate School of Business Management Board, and as an advisor to Proctor & Gamble (NYSE: PG). Mr. Yagan also sits on the boards of four non-profits: Start Early, Leaders in Tech, Illinois Mathematics & Science Academy Fund Board, and Rush University Medical Center. Mr. Yagan has earned recognition on TIME Magazine’s “100 Most Influential People in the World,” Fortune Magazine ‘s “40 Under 40,” Crain’s Chicago ”Tech 50” and “40 Under 40,” Billboard Magazine’s ”30 Under 30,” and ranked #19 on Silicon Alley Insider ‘s “Most Inspiring and Influential People.” Mr. Yagan holds a B.A. with honors in Applied Mathematics and Economics from Harvard College and an M.B.A. from the Stanford Graduate School of Business, earning distinctions as a Siebel Scholar, an Arjay Miller Scholar, and the Henry Ford Scholar, the latter of which Stanford awards annually to each class’s valedictorian.

We believe Mr. Yagan’s significant management experiences makes him well qualified to serve as a member on our board of directors.

Steve Farsht, 52, is our Chief Financial Officer and director. Mr. Farsht co-founded Corazon Capital in 2013 and acts as one of its Managing Directors. Mr. Farsht co-ran Techstars Chicago from 2013 to 2014 and served as a Board Member from 2013 to 2017. Mr. Farsht currently serves on the boards of TradingView (a Techstars Chicago portfolio company), KetoNatural Pet Foods, and VarunaTech. Mr. Farsht also spent sixteen months as COO of Tap.me, from 2011 to 2013, leading its sale to MediaMath. Mr. Farsht served as a General Partner with Norwest Equity Partners. From 1998 to 2007, he invested $280 million of equity in thirteen management buyouts, recapitalizations, and growth capital investments across a breadth of industries and supported his platform companies in completing nine add-on acquisitions. Mr. Farsht served on seven boards and led the sale of several companies to strategic and financial buyers. Mr. Farsht transitioned out of his private equity career in 2007 by taking on the CEO role of NEP portfolio company DCM Services. In that role, Mr. Farsht led the creation of the company’s vision, strategy, and core values. Mr. Farsht retooled the management team and restructured operations while growing market share by almost 80% over his four-year tenure. Earlier in his career, Mr. Farsht spent four years at Arthur Andersen from 1992 to 1996 as a senior auditor and M&A due diligence consultant; he currently maintains his CPA Inactive designation. Mr. Farsht has earned recognition as a member of Crain’s Chicago “Tech 50.” Mr. Farsht holds an M.B.A. from Northwestern’s Kellogg School of Management, where he served as a Lecturer of Entrepreneurship and Innovation, and a B.A. in Accountancy from the University of Wisconsin-Madison.

We believe Mr. Farsht’s significant management experiences makes him well qualified to serve as a member on our board of directors.

Phil Schwarz, 44, our Chief Strategy Officer, serves as a Partner at Corazon Capital, a position he has held since 2021. Mr. Schwarz also serves as a Director of SpringBig Holdings, Inc. (NASDAQ: SBIG). From 2014 to 2016, Mr. Schwarz served as the Chief Marketing Officer of Tinder, the world’s leading dating business. Mr. Schwarz oversaw the company’s brand, growth, and user retention efforts worldwide, driving a period of explosive user growth and global expansion, including serving as a member of the executive team that launched Tinder’s revenue products, up to and beyond Match Group’s IPO in late 2015. Mr. Schwarz’s prior roles include Vice President of Growth Initiatives at Match Group, which he held in 2014, as well as Executive Director at Kaplan and Kaplan Ventures (then part of the Washington Post Company), which he held from 2010 to 2014, where Mr. Schwarz co-founded the Kaplan/Techstars EdTech Accelerator, whose graduates have raised more than $250 million in funding. At Kaplan, Mr. Schwarz also invested in early stage EdTech companies, served on boards of directors for Kaplan Ventures’ portfolio companies, and executed a series of corporate acquisitions. Earlier in his career, Mr. Schwarz served as an Associate Director at UBS Investment Bank from 2008 to 2010, advising companies on public offerings and buy- and sell-side M&A. Prior to that, Mr. Schwarz led numerous technology product development efforts for the Blue Cross Blue Shield Association, Vitria Technology, and BP Amoco, and served as a Management Consultant at PricewaterhouseCoopers. Mr. Schwarz holds an M.B.A. with honors from the University of Chicago Booth School of Business, where he guest lectures on Start-up Marketing, and a B.B.A., cum laude, from Ohio University’s College of Business.

Mike Gamson, 48, is a director. Mr. Gamson brings over twenty years of experience in building and scaling teams, with particularly unparalleled expertise in enterprise sales. Mr. Gamson currently serves as the CEO of Evozyne, which applies boundary-breaking biology that combines engineering and AI to develop transformative solutions in biotechnology and sustainability, a position he has held since 2023. Prior to Evozyne, Mr. Gamson spent 4 years as CEO of Relativity, a global legal and compliance technology company. Prior to Relativity, Mr. Gamson spent eleven years in a variety of leadership positions at LinkedIn, including serving on the executive team which, under CEO Jeff Weiner, drove LinkedIn’s $26 billion sale to Microsoft in 2016. Mr. Gamson’s tenure at LinkedIn prior to and after the Microsoft acquisition includes SVP of Global Solutions, from 2011 to 2019, a role in which he built and managed a team of 5,000 employees across more than thirty offices worldwide, focusing on servicing corporate customers in three primary areas: talent solutions, marketing solutions, and sales solutions. Mr. Gamson and his team helped enterprises leverage LinkedIn to transform the way they hire, market, sell, and learn. During this time, Mike developed a deep passion for developing fast-growing, diverse, customer-centric teams. In 2019, Mike received the Entrepreneurial Champion Award for his contributions to the Chicago start-up ecosystem that include his prolific angel investing track record. Mr. Gamson has a long-standing relationship with Mr. Yagan, including serving together on the Board of Directors of SpotHero, co-investing in several start-ups, and as an LP in two of Corazon’s funds. Mr. Gamson holds a B.A. in Comparative Religions and Fine Arts from Amherst College.

We believe Mr. Gamson’s significant management experiences makes him well qualified to serve as a member on our board of directors.

Brooke Skinner Ricketts, 42, is a director. Ms. Skinner Ricketts serves as President and Co-founder of Beyond Barriers, a company on a mission to expand economic opportunity for everyone by helping women+ advance as resilient, future-ready leaders. Prior to Beyond Barriers, Ms. Ricketts served as Chief Experience Officer at Cars.com (NYSE: CARS), where she oversaw both product and marketing. Ms. Skinner Ricketts has developed deep expertise in marketing and has passion for the power of marketing to drive business growth, and the potential to leverage marketing, product, and technology as a complete value generating system. An operator through and through, Ms. Skinner Ricketts has led both business turnarounds and digital transformations. Prior to joining Cars.com in 2016, Ms. Skinner Ricketts was Head of Brand Strategy at Twitter from 2014 to 2016 and also held positions in marketing at SC Johnson/FCB and Digitas, developing expertise that spans both branding and performance campaigns and strategies that include analytics, SEO, media, design, and product. Ms. Skinner Ricketts helped take Cars.com and HyreCar (Nasdaq: HYRE) public in 2017 and 2018, respectively, sits on HyreCar’s board of directors and contributes as a civic leader in her community, founding she100, and serving as a director of Cubs Charities and Housing Opportunities for Women. Ms. Skinner Ricketts has earned recognition as a member of Crain’s Chicago “Tech 50” and “40 Under 40” and as a member of The Chicago Network, Leadership Greater Chicago, and the Economic Club of Chicago. Ms. Skinner Ricketts holds a B.A. in Politics, Law and Society, and Art History from Bard College at Simon’s Rock.

We believe Ms. Skinner Rickets’ significant management experiences makes her well qualified to serve as a member on our board of directors.

Christian Rudder, 47, is a director. Mr. Rudder’s entrepreneurial endeavors date back over twenty years, when he joined as one of Mr. Yagan’s first teammates at SparkNotes. With Mr. Yagan, Mr. Rudder co-founded OkCupid, where he created its award-winning blog, developed novel new products, and introduced many business model innovations. Mr. Rudder served as the President of OkCupid from 2012 to 2015 after its acquisition by Match Group in 2011, driving its most prolific period of financial growth. In 2017, Mr. Rudder co-founded and led StellarX, a currency trading platform built on the Stellar universal marketplace. In 2020, Mr. Rudder co-founded Archean Biologics, a company building a universal cure for the flu, and he also served as a senior product advisor for Grindr, Inc. from 2020 to 2022. Throughout these experiences, Mr. Rudder has established himself as one of the industry’s most thoughtful and accomplished digital product leaders. Rounding out his talents, Mr. Rudder has toured the globe with his indie rock band, Bishop Allen; wrote a New York Times best-selling book, Dataclysm; and holds a B.A. in Mathematics with honors from Harvard College.

We believe Mr. Rudder’s significant management experience makes him well qualified to serve as a member of our board of directors.

Sally Storie, 45, is a director. Ms. Storie brings over twenty years of experience in accounting and finance in the technology industry. Ms. Storie currently serves as Vice President and Controller of LTK (formerly rewardStyle, Inc.), a position she has held since 2019. Prior to joining rewardStyle, Inc., Ms. Storie was Controller of Academic Partnerships from 2016 to 2018. From 2003 to 2016, Ms. Storie held positions of increasing responsibility at Match Group Inc. (Nasdaq: MTCH) including Director, Financial Reporting and Compliance which oversaw global Sarbanes-Oxley compliance and financial integration of acquisitions. She received a BA in Government from University of Texas at Austin and a MS in Accounting from University of Texas at Dallas.

We believe Ms. Storie’s significant accounting and regulatory experience make her well qualified to serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq’s corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Ms. Skinner Ricketts and Mr. Rudder, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Mr. Gamson and Ms. Storie, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Mr. Farsht and Mr. Yagan, will expire at our third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of our founder shares and approved by way of an ordinary resolution of the holder of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may, by way of ordinary resolution, remove a member of the board of directors for any reason.

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

Executive Officer and Director Compensation

The Company has agreed to pay Sally Storie an annual retainer of $50,000 as compensation for services rendered as a director of the Company. None of our other executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our sponsor or an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers, directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers, directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

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

Committees of the Board of Directors

Our board of directors has established three standing committees: an audit committee, a nominating committee, and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Ms. Storie, Ms. Skinner Ricketts, and Mr. Rudder serve on our audit committee. Our board of directors has determined that Ms. Skinner Ricketts, Mr. Rudder, and Ms. Storie are independent under Nasdaq listing standards and applicable SEC rules. Ms. Storie serves as the chairperson of the audit committee.

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

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Mr. Gamson, Ms. Skinner Ricketts, and Mr. Rudder, and Ms. Skinner Ricketts serves as chairperson of the nominating committee. Under Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that Mr. Gamson, Ms. Skinner Ricketts, and Mr. Rudder are independent under Nasdaq listing standards.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Mr. Gamson, Ms. Skinner Ricketts, and Mr. Rudder, and Mr. Gamson serves as chairman of the compensation committee.

Under Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that Mr. Gamson, Ms. Skinner Ricketts, and Mr. Rudder are independent under Nasdaq listing standards.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers, and employees (the “Code of Ethics”). A copy of the Code of Ethics will be provided without charge upon written request to our principal executive office. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other.

In addition, our sponsor, officers, and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations, or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Sam Yagan	Corazon Group LLC	Investment	Co-Founder and Managing Partner
	Brilliant Worldwide, Inc.	Education Software	Director
	O’Brien Veterinary Group	Office Services (B2B)	Director
	SpotHero, Inc.	Internet Media & Services / Parking	Chairman of the Board
	Chicago Entrepreneurial Center	Nonprofit	Director
	Illinois Mathematics and Science Academy	Education	Director
	Rush University Medical Center	Medicine	Director
	Start Early	Nonprofit	Director
	TripScout	Internet Media & Services / Travel & Entertainment	Director
	Firestarter Fund LLC	Investment	Director
	Songfinch	Music	Director
Steve Farsht	Corazon Group LLC	Investment	Co-Founder and Managing Partner
	KetoNatural Pet Foods, Inc.	Pet Food / Online Retail	Director
	TradingView, Inc.	Internet Media & Services / Trading	Director
	VarunaTech Inc.	IT Services / Water Utility	Director
Phil Schwarz	Corazon Group LLC	Investment	Principal
	Springbig Holdings, Inc.	Internet Media & Services / Cannabis	Director
	V2 Media, Inc.	Internet Media & Services / Publishing	Director
	Pacas, Inc.	Apparel / Online Retail	Director
	BACH APP, Inc.	Internet Media & Services / Travel & Entertainment	Director
Mike Gamson	Enozyne	Healthcare	CEO
	SpotHero, Inc.	Services / Parking	Director
	OneGoal	Nonprofit	Director
	Green Schoolyards America	Nonprofit	Director
	P33	Nonprofit	Director
Brooke Skinner Ricketts	Beyond Barriers	Software	Co-Founder and Presidentr
	HyreCar Inc.	Transportation	Director
	Cubs Charities	Nonprofit	Director
	OneCare Media	Internet Media & Services / Publishing	Director
	University of Phoenix	Nonprofit	Trustee
Christian Rudder	Archean Biologics	Healthcare	Cofounder and Director
Sally Storie	LTK	Internet Media & Services / Advertising	Vice President and Controller

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

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders, who, represented in person or by proxy and entitled to vote thereon, vote at the general meeting. In such case, our sponsor and each member of our management team have agreed to, pursuant to the letter agreement entered into with us, vote their founder shares and public shares in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud, or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default, or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement, or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

We believe that these provisions, the insurance, and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.  Executive Compensation

Executive Officer and Director Compensation

The Company has agreed to pay Sally Storie an annual retainer of $50,000 as compensation for services rendered as a director of the Company. None of our other executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our sponsor or an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers, directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers, directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

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

Item 12.  Security Ownership of Certain Beneficial Owners and management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 14, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary share; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 20,379,900 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 5,094,975 Class B ordinary shares outstanding as of February 14, 2023. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

	Class B ordinary shares		Class A ordinary shares
	Number of		Number of
	Shares	Approximate	Shares	Approximate	Approximate
	Beneficially	Percentage of	Beneficially	Percentage of	Percentage of
Name and Address of Beneficial Owner(1)	Owned	Class(2)	Owned	Class	Voting Control
Corazon V838 Monoceros Sponsor LLC(3)	5,094,975(3)	100%	—	—	20%
Directors and Officers
Sam Yagan(3)(4)	5,094,975(3)	100%	—	—	20%
Steve Farsht(3)(4)	5,094,975(3)	100%	—	—	20%
Phil Schwarz(3)(4)	5,094,975(3)	100%	—	—	20%
Mike Gamson(4)	—	—	—	—	—
Brooke Skinner Ricketts(4)	—	—	—	—	—
Christian Rudder(4)	—	—	—	—	—
Sally Storie(4)	—	—	—	—	—
All officers and directors as a group (7 individuals)	5,094,975	100%	—	—	20%
Other Beneficial Holders
Magnetar Financial, LLC(5)	—	—	1,965,188	9.64%	7.71%
DRW Investments, LLC—CA(6)	—	—	1,800,000	8.83%	7.07%
Glazer Capital, LLC(7)	—	—	1,539,849	7.56%	6.04%

*            Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 301 W. Grand Ave., #343, Chicago, IL 60654.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our final prospectus.
(3)	Corazon V838 Monoceros Sponsor LLC, our sponsor, is the record holder of the shares reported herein. The Sponsor is controlled by Sam Yagan, Steven Farsht and Philip Schwarz, and as such, each have voting and investment discretion with respect to the securities held by the Sponsor and may be deemed to have beneficial ownership of the reported securities but disclaim beneficial ownership except to the extent of their respective pecuniary interest therein.
(4)	Information does not reflect interests held in our sponsor.
(5)	Includes Class A ordinary shares beneficially held by Magnetar Constellation Fund II, Ltd (“Constellation Fund II”), Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Magnetar Capital Master Fund Ltd (“Master Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Fund”), Magnetar SC Fund Ltd (“SC Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), a Delaware limited partnership; Magnetar Lake Credit Fund LLC (“Lake Credit Fund”), Purpose Alternative Credit Fund - T LLC (“Purpose Fund – T”), Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Class A ordinary shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(6)	Includes Class A ordinary shares beneficially held by DRW Investments, LLC, an Illinois Limited Liability Company (“DRWI”), DRW Holdings, LLC, a Delaware Limited Liability Company (“DRWH”) and Donald R. Wilson, Jr., a United States Citizen (“Mr. Wilson”) based solely on the Schedule 13G filed by DRWI, DRWH and Mr. Wilson on August 31, 2021. The principal business address for DRWI, DRWH and Mr. Wilson is 540 West Madison Street, Suite 2500, Chicago, Illinois 60661.
(7)	Includes Class A ordinary shares beneficially held by Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”), and certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”), and Paul J. Glazer, who serves as the Managing Member of Glazer Capital, with respect to the Class A ordinary shares held by the Glazer Funds. The address of the business office of each of the Reporting Persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

Our sponsor, officers, and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

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

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider and vote on our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees by Marcum LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and the period from January 29, 2021 (inception) through December 31, 2021, and of services rendered in connection with our initial public offering, totaled $72,100 and $107,182, respectively.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the year ended December 31, 2022 and the period from January 29, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Marcum LLP $11,330 and $0 during the year ended December 31, 2022 and the period from January 29, 2021 (inception) through December 31, 2021, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the year ended December 31, 2022 and the period from January 29, 2021 (inception) through December 31, 2021.

Pre-Approval Policy. Since the formation of our audit committee in connection with the consummation of our initial public offering, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Our independent registered public accounting firm is:

Marcum LLP

6002 Rogerdale Road, Suite 300

Houston, TX 77072

PCAOB ID 688

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this Report:
(1)	Financial Statements

(2)	Financial Statement Schedules: None
(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
3.2	Specimen Unit Certificate.(2)
3.3	Specimen Warrant Certificate.(2)
3.4	Specimen Class A Ordinary Share Certificate.(2)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
4.2	Description of Company’s Securities.(3)
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
10.2	Registration and Shareholder Rights Agreement among Company and the Sponsor.(1)
10.3	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(1)
10.4	Administrative Services Agreement between the Registrant and the sponsor.(1)
10.5	Letter Agreement between the Company and the Sponsor.(1)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	iXBRL Instance Document
101.SCH*	iXBRL Taxonomy Extension Schema
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase
101.DEF*	iXBRL Taxonomy Extension Definition Linkbase
101.LAB*	iXBRL Taxonomy Extension Label Linkbase
101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101

*     Filed herewith

**   Furnished herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 26, 2021.
(2)	Incorporated by reference to the registrant’s General Form for Registration of Securities under the Securities Act of 1933 (Form S-1/A), filed with the SEC on March 11, 2021.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 30, 2022.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, New York, on the 3rd day of April, 2023.

CORAZON CAPITAL V838 MONOCEROS CORP

By:	/s/ Sam Yagan
Name:	Sam Yagan
Title:	Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sam Yagan	Chief Executive Officer and Director	April 3, 2023
Sam Yagan	(Principal Executive Officer)

/s/ Steven Farsht	Chief Financial Officer and Director (Principal	April 3, 2023
Steven Farsht	Financial and Accounting Officer)

/s/ Mike Gamson	Director	April 3, 2023
Mike Gamson

/s/ Brooke Skinner Ricketts	Director	April 3, 2023
Brooke Skinner Ricketts

/s/ Christian Rudder	Director	April 3, 2023
Christian Rudder

/s/ Sally Storie	Director	April 3, 2023
Sally Storie

CORAZON CAPITAL V838 MONOCEROS CORP
INDEX TO FINANCIAL STATEMENTS

PAGE
Report Of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations For The Year Ended December 31, 2022 and For The Period From January 29, 2021 (Inception) Through December 31, 2021	F-4
Statements of Changes In Shareholders’ Deficit For The Year Ended December 31, 2022 and For The Period From January 29, 2021 (Inception) Through December 31, 2021	F-5
Statements of Cash Flows For The Year Ended December 31, 2022 and For The Period From January 29, 2021 (Inception) Through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Corazon Capital V838 Monoceros Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Corazon Capital V838 Monoceros Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period ended December 31, 2022 and for the period from January 29, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the period ended December 31, 2022 and for the period from January 29, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 11 to the financial statements, the board of directors has determined that in accordance with the Company’s amended and restated memorandum and articles of association, it will cease all operations except for the purpose of winding up. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, Texas

April 3, 2023

CORAZON CAPITAL V838 MONOCEROS CORP

BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$852,101	$1,443,430
Prepaid expenses	82,700	388,572
Total current assets	934,801	1,832,002
Investments held in Trust Account	206,753,303	203,813,533
Total Assets	$207,688,104	$205,645,535

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$4,750	$9,913
Accrued expenses	662,786	458,288
Total current liabilities	667,536	468,201
Deferred underwriting commissions	7,132,965	7,132,965
Derivative warrant liabilities	229,200	8,094,040
Total liabilities	8,029,701	15,695,206

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 20,379,900 shares at $10.14 and $10.00 per share at December 31, 2022 and 2021, respectively	206,653,303	203,799,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,094,975 shares issued and outstanding at December 31, 2022 and 2021	509	509
Additional paid-in capital	—	—
Accumulated deficit	(6,995,409)	(13,849,180)
Total shareholders’ deficit	(6,994,900)	(13,848,671)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$207,688,104	$205,645,535

The accompanying notes are an integral part of these financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

STATEMENTS OF OPERATIONS

		For The Period From January 29,
	For The Year Ended	2021 (Inception) Through
	December 31,	December 31,
	2022	2021
General and administrative expenses	$976,536	$897,654
Administrative expenses - related party	120,000	90,000
Loss from operations	(1,096,536)	(987,654)
Other income (expense)
Change in fair value of derivative warrant liabilities	7,864,840	5,596,390
Financing costs - derivative warrant liabilities	—	(428,090)
Net gain from investments held in Trust Account	2,939,770	14,533
Net income	$9,708,074	$4,195,179

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	20,379,900	16,987,693
Basic and diluted net income per share, Class A ordinary shares	$0.38	$0.19
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,094,975	5,018,436
Basic and diluted net income per share, Class B ordinary shares	$0.38	$0.19

The accompanying notes are an integral part of these financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	5,094,975	$509	$—	$(13,849,180)	$(13,848,671)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,854,303)	(2,854,303)
Net income	—	—	—	—	—	9,708,074	9,708,074
Balance — December 31, 2022	—	$—	5,094,975	$509	$—	$(6,995,409)	$(6,994,900)

FOR THE PERIOD JANUARY 29, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 29, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Excess cash received over the fair value of the private placement warrants	—	—	—	—	373,330	—	373,330
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(397,821)	(18,044,359)	(18,442,180)
Forfeiture of Class B ordinary shares	—	—	(655,025)	(66)	66	—	—
Net income	—	—	—	—	—	4,195,179	4,195,179
Balance — December 31, 2021	—	$—	5,094,975	$509	$—	$(13,849,180)	$(13,848,671)

The accompanying notes are an integral part of these financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

STATEMENTS OF CASH FLOWS

		For The Period From January
	For The Year Ended	29, 2021 (Inception) Through
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net income	$9,708,074	$4,195,179
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,000
Change in fair value of derivative warrant liabilities	(7,864,840)	(5,596,390)
Financing costs - derivative warrant liabilities	—	428,090
Net gain from investments held in Trust Account	(2,939,770)	(14,533)
Changes in operating assets and liabilities:
Prepaid expenses	305,872	(388,572)
Accounts payable	(5,163)	9,913
Accrued expenses	274,498	388,288
Net cash used in operating activities	(521,329)	(953,025)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(203,799,000)
Net cash used in investing activities	—	(203,799,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(86,768)
Proceeds received from initial public offering, gross	—	203,799,000
Proceeds received from private placement	—	7,000,000
Offering costs paid	(70,000)	(4,516,777)
Net cash provided by (used in) financing activities	(70,000)	206,195,455

Net change in cash	(591,329)	1,443,430

Cash - beginning of the period	1,443,430	—
Cash - end of the period	$852,101	$1,443,430

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$70,000
Offering costs paid by related party under promissory note	$—	$86,768
Deferred underwriting commissions	$—	$7,132,965
Forfeiture of Class B ordinary shares	$—	$66
Accretion of Class A ordinary shares subject to possible redemption	$2,854,303	$—

The accompanying notes are an integral part of these financial statements.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from January 29, 2021 (Inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $852,000 in its operating bank account and working capital of approximately $267,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $87,000 from the Sponsor pursuant to a Note (defined below, see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note (as defined in Note 5) as of March 29, 2021. Further, the Company expects to incur significant costs in pursuit of its acquisition plans. The Company also needs to raise additional funds to meet its obligations and sustain its operations. The Company is required to liquidate the Trust Account following March 26, 2023 if it is unable to complete a Business Combination by this date. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company did not have any cash equivalents.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO FINANCIAL STATEMENTS

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of December 31, 2022 and 2021, the carrying values of cash, prepaid expenses, and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering and the Over-Allotment.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a binomial / lattice model, which assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. Subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants have been estimated using the Black Scholes Option Pricing Model at each measurement date.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 20,379,900 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering and the Over-allotment, the Company recognized the accretion from initial book value to redemption amount value, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequent changes result from income and losses on investments held in the Trust Account that would be distributed to the Class A ordinary shareholders upon redemption.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO FINANCIAL STATEMENTS

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since Inception.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period. The calculation of diluted net income does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 11,459,967 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

			For the Period From January 29, 2021
	For The Year Ended		(Inception) Through
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$7,766,459	$1,941,615	$3,238,480	$956,699
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,379,900	5,094,975	16,987,693	5,018,436
Basic and diluted net income per ordinary share	$0.38	$0.38	$0.19	$0.19

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

NOTES TO FINANCIAL STATEMENTS

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

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO FINANCIAL STATEMENTS

Related Party Loans

On February 2, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company had borrowed approximately $87,000 under the Note and repaid the Note in full on March 29, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative, financial and support services. The Company incurred $120,000 and $90,000 in expenses for these services, which is included in administrative expenses – related party in the accompanying statements of operations for the year ended December 31, 2022 and for the period from January 29, 2021 (inception) through December 31, 2021, respectively. As of December 31, 2022 and 2021, there were $-0- and $30,000 accrued for such expenses, respectively.

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

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO FINANCIAL STATEMENTS

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

Note 7-Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 20,379,900 Class A ordinary shares outstanding, all of which were subject to possible redemption and classified outside of permanent equity in the balance sheets.

Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds	$203,799,000
Less:
Proceeds allocated to public warrants	(7,063,760)
Class A ordinary share issuance costs	(11,378,420)
Plus:
Remeasurement of carrying value to redemption value	18,442,180
Class A ordinary share subject to possible redemption, December 31, 2021	203,799,000
Increase in redemption value of Class A ordinary shares subject to redemption	2,854,303
Class A ordinary share subject to possible redemption, December 31, 2022	$206,653,303

Note 8-Derivative Warrant Liabilities

As of December 31, 2022 and 2021, the Company had 6,793,300 Public Warrants and 4,666,667 Private Placement Warrants outstanding.

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO FINANCIAL STATEMENTS

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

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO FINANCIAL STATEMENTS

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

Note 9-Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 20,379,900 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and therefore classified as temporary equity (see Note 7).

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO FINANCIAL STATEMENTS

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

Note 10-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31,2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
Description	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account	$206,753,303	$—	$—
Liabilities:
Derivative warrant liabilities -Public	$—	$135,870	$—
Derivative warrant liabilities - Private	$—	$—	$93,330

December 31,2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
Description	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account	$203,813,533	$—	$—
Liabilities:
Derivative warrant liabilities -Public	$4,687,370	$—	$—
Derivative warrant liabilities - Private	$—	$—	$3,406,670

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in May 2021, when the Public Warrants were separately listed and traded in an active market, and subsequently transferred to a Level 2 measurement in the period ended December 31, 2022 due to low trading volume. There were no other transfers to/from Levels 1, 2 and 3 during the year ended December 31, 2022 and for the period from January 29, 2021 (inception) through December 31, 2021.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a binomial / lattice model, which assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. Subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants have been estimated using the Black Scholes Option Pricing Model at each measurement date. For the year ended December 31, 2022 and for the period January 29, 2021 (inception) through December 31, 2021, the Company incurred a non-operating income resulting from a decrease in the fair value of derivative warrant liabilities of approximately $7.9 million and $5.6 million, respectively, which is presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of December 31, 2022 and 2021:

	As of December 31, 2022	As of December 31, 2021
Volatility	1.0%	12.0%
Stock price	$10.08	$9.76
Expected life of the options to convert	5.1	5.5
Risk-free rate	4.00%	1.30%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, classified in Level 3, for the year ended December 31, 2022 and for the period from January 29, 2021 (inception) through December 31, 2021 is summarized as follows:

Level 3- Derivative warrant liabilities at January 29, 2021 (inception)	$—
Issuance of derivative warrant liabilities	13,690,430
Transfer of Public Warrants out of Level 3	(6,929,170)
Change in fair value of derivative warrant liabilities	(3,354,590)
Level 3 -Derivative warrant liabilities at December 31, 2021	3,406,670
Change in fair value of derivative warrant liabilities	(3,313,340)
Level 3 -Derivative warrant liabilities at December 31, 2022	$93,330

CORAZON CAPITAL V838 MONOCEROS CORP

NOTES TO FINANCIAL STATEMENTS

Note 11-Subsequent Events

As the Company has not consummated an initial business combination within 24 months from the closing of its initial public offering, the board of directors has determined that in accordance with the Company’s amended and restated memorandum and articles of association, it will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were available for issuance. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.